Form 10QSB
period 2000-07-31
MAGICINC COM
filed 2000-09-15
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2000

                                    000-29921
                             Commission file number

                                  MAGICINC.COM
        (Exact name of small business issuer as specified in its charter)

                 Delaware                           65-0494581
        (State of incorporation)                  (IRS Employer
                                               Identification Number)

                            530 North Federal Highway
                         Fort Lauderdale, Florida 33301
                     (Address of principal executive office)

                                 (954) 764-0579
                           (Issuer's telephone number)

Check whether the issuer:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No[ ]

and

(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


Applicable only to corporate issuers

          As of September 11, 2000 (the most recent practicable date), there were 11,115,838 shares of the issuer's Common Stock,
                    $0.0001 par value per share, outstanding.

    Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

Magicinc.com

Form 10-QSB Quarterly Report

                                      INDEX

PART I             FINANCIAL INFORMATION                                   PAGE

         Item 1      Financial statements                                    3

         Item 2      Management's discussion and analysis of
                       financial condition and results of operations         8

PART II            OTHER INFORMATION


         Item 1      Legal proceedings                                      10

         Item 2      Changes in securities and use of proceeds              10

         Item 3      Defaults upon senior securities                        11

         Item 4      Submission of matters to a vote of security holders    11

         Item 5      Other information                                      11

         Item 6      Exhibits and reports on Form 8-K                       11


SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                   MAGICINC.COM
                                      (formerly known as MAGIC FINGERS, INC.)
                                                   Balance Sheet
                                    July 31, 2000 (Unaudited) and October 31, 1999

                               See Notes to Unaudited Interim Financial Statements.


                                                      ASSETS
                                                                          July 31, 2000          Oct 31, 1999
                                                                          -------------          ------------
Current Assets:

  Cash & Cash Equivalents                                                    $     565             $  20,515
  Receivables-Subscriptions on Convertible Debentures                                0               150,000
  Prepaid Expenses                                                              18,759                     0
                                                                             ---------             ---------
        Total Current Assets                                                    19,324               170,515

Property & Equipment-Net                                                        12,500                   351
                                                                             ---------             ---------
Total Assets                                                                 $  31,824             $ 170,866
                                                                             =========             =========

                                        LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts Payable-Trade                                                     $  18,241             $  24,370
  Accrued Officer's Salary Under Employment Agreement                          286,111               186,111
  Liability to Issue Common Stock                                                    0                 5,250
                                                                             ---------             ---------
        Total Current Liabilities                                              304,352               215,731

Long Term Debt-Other                                                            65,000               250,804
              -Related Parties                                                  27,908                21,908
                                                                             ---------             ---------
Total Liabilities                                                              397,260               488,443

Stockholders' Equity:

  Common Stock 6,750,838 and 3,944,024 Shares Issued                           (67,298)             (317,577)
  Deficit Accumulated During Development Stage
    Since Quasi-Reorganization October 31, 1999                               (298,138)                    0
                                                                             ---------             ---------
        Total Stockholders' Equity (Deficit)                                  (365,436)             (317,577)
                                                                             ---------             ---------
Total Liabilities & Stockholders' Equity                                     $  31,824             $ 170,866
                                                                             =========             =========

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                       3

                                                   MAGICINC.COM
                                      (formerly known as MAGIC FINGERS, INC.)
                                              Statement of Operations
                                              July 31, 2000 and 1999
                                                    (Unaudited)
                               See Notes to Unaudited Interim Financial Statements.



                                           Three Months     Three Months          Nine Months        Nine Months
                                              Ended             Ended                Ended              Ended
                                          July 31, 2000     July 31, 1999        July 31, 2000      July 31, 1999
                                          -------------     -------------        -------------      -------------
Net Sales                                   $        0        $   21,240           $        0        $   21,240
Costs Applicable to Sales & Revenue                  0                 0                    0                 0
                                            ----------        ----------           ----------        ----------
Gross Profit                                $        0        $   21,240                    0            21,240

Selling, General & Administrative Expenses      84,567            49,390              243,956           141,235
Interest                                         4,788                 0               54,182                 0
                                            ----------        ----------           ----------        ----------
Net Income (Loss) Before Taxes                 (89,355)          (28,150)            (298,138)         (119,995)
Income Tax Expense (Benefit)                         0                 0                    0                 0
                                            ----------        ----------           ----------        ----------
Net Income (Loss)                           $  (89,355)       $  (28,150)          $ (298,138)       $ (119,995)
                                            ==========        ==========           ==========        ==========
Net Income (Loss) Per Share                 $   (0.014)       $   (0.008)          $   (0.057)       $   (0.041)
                                            ==========        ==========           ==========        ==========
Weighted Average Shares Outstanding          6,513,909         3,416,633            5,269,724         2,944,668
                                            ==========        ==========           ==========        ==========

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                       4

                                                   MAGICINC.COM
                                      (formerly known as MAGIC FINGERS, INC.)
                                              Statement of Cash Flows
                                              July 31, 2000 and 1999
                                                    (Unaudited)
                               See Notes to Unaudited Interim Financial Statements.



                                                  Three Months           Three Months             Nine Months         Nine Months
                                                      Ended                  Ended                   Ended               Ended
                                                  July 31, 2000          July 31, 1999           July 31, 2000       July 31, 1999
                                                  -------------          -------------           -------------       -------------
Operating Activities:

Net Loss                                          $  (89,355)            $   (28,150)             $ (298,138)          $ (119,995)

Non-Cash Expenses Included in Net Loss:

  Depreciation and Amortization                        4,303                      60                  51,668                  177
  Stock Issued for Services                            8,500                       0                  46,780                    0

Adjustments to Reconcile Net Loss to Cash
Provided by Operating Activities:

  Increase in Accounts Payable & Accruals             43,788                  25,000                  93,064               75,000
                                                  ----------             -----------              ----------           ----------
Cash (Consumed) by Operating Activities              (32,764)                 (3,090)               (106,626)             (44,818)

Financing Activities:

Proceeds from the Issuance of Common Stock            38,250                       0                  63,250               61,000
Payment of Long Term Debt                                  0                       0                (100,000)             (10,000)
Proceeds (Repayment) of Long Term Debt                     0                       0                 150,000                    0
Payment of Offering Costs                                  0                       0                 (19,500)                   0
Proceeds of Long Term Debt-Related Parties              (500)                  4,000                   6,000                4,000
                                                  ----------             -----------              ----------           ----------
Cash Generated by Financing Activities                37,750                   4,000                  99,750               55,000

Investing Activities:

  Acquisition of Fixed Assets                         (5,663)                      0                 (13,074)                   0
                                                  ----------             -----------              ----------           ----------
Net (Decrease) Increase in Cash                         (677)                    910                 (19,950)              10,182
Cash & Cash Equivalents-Beginning                      1,242                   2,061                  20,515               (7,211)
                                                  ----------             -----------              ----------           ----------
Cash & Cash Eequivalents-Ending                   $      565             $     2,971              $      565           $    2,971
                                                  ==========             ===========              ==========           ==========

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                       5

                                  MAGICINC.COM
                     (formerly known as MAGIC FINGERS, INC.)
                      Notes to Interim Financial Statements
                             July 31, 2000 and 1999
                                   (Unaudited)

Note 1. The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

Note 2.

Stockholders' Equity:
---------------------
Stock Issued for Services:
--------------------------
During the nine month period ended July 31, 2000 the Company issued an aggregate of 935,600 shares of restricted common stock for professional services, consulting and employment. The shares were valued at $46,780 or $0.05 per share. The valuation approximated market at the time of issuance.

Stock Issued in Payment of Debt:
--------------------------------
In November 1999 the Company issued 75,000 shares of restricted common stock as part of the settlement agreements reached in the fiscal period ended October 31, 1999 in satisfaction of its long-term debt. The shares were valued at $5,250 or $0.07 per share. The valuation approximated market at the time of issuance.

Stock Issued for Cash:
----------------------
During the nine months ended July 31, 2000 the Company issued an aggregate of 882,500 shares of restricted common stock for $63,250.

Note 3.

Convertible Debentures:
-----------------------
In November 1999 the Company received $130,500 (net of expenses of $19,500) from its offering of $150,000 of 5% Series A Senior Subordinated Convertible Redeemable Debentures. These debentures entitle the holder to convert into the Company's common stock at 75% of the average closing bid price of the three trading days prior to the election to convert. During the nine months ended July 31, 2000 the holder converted $85,000 of the debentures into 913,714 shares of common stock under the prescribed formula.

Upon issuance of the debentures, Original Issue Discount ("OID") in the amount of $50,000 was recorded to reflect the additional shares required to be issued under the discount feature of the conversion provision of the debentures. The OID is charged to interest expense over the term of the debentures. For the nine months ended July 31, 2000 OID charged to operations totaled $50,741. At July 31, 2000, debentures in the principal amount of $65,000 remain outstanding.

Note 4.

Commitments:
------------

Facilities:
-----------
The Company is leasing an 8,500 square foot building to house its administrative and operations facilities in Fort Lauderdale, Florida. The lease term is two years beginning June 1, 2000 with rent at $4,000 per month with semi-annual increases up to $5,300 beginning in December 2001. The Company entered into an agreement to purchase the building for $480,000 no later than May 31, 2002.

Note 5.

Subsequent Events:
------------------

Stock Issued:
-------------
During the period from August 1, 2000 through September 11, 2000 the Company issued an additional 4,365,000 shares of common stock. These shares were issued for: cash proceeds of $199,000; services valued at $20,000 based on a per share value of $0.05; and a license valued at $5,000. The total shares outstanding at September 11, 2000 are 11,115,838.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We are a development stage Internet entertainment company with plans to engage in the distribution, promotion and production of varied forms of entertainment via the Internet.

         Our current major focus is the development of our Internet entertainment business. We own two "registered domain names" on the Internet. These are (i) Magicinternetwork.com., which we propose to use as our own Internet Service Provider (ISP) for our CyBars network, and (ii) Cybars.com within which we intend to create an Internet link of entertainment venues to Magicinternetwork.com and for the Internet broadcast of content owned by us.

RESULTS OF OPERATIONS

         The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report. In 1999, we changed our year-end from a calendar year to a fiscal year, ending October 31.

Three months ended July 31, 2000 and three months ended July 31, 1999

Sales
-----
         We are presently in the development stage of our Internet-related entertainment businesses. We did not have any sales for the three months ended July 31, 2000. This compares to sales of $21,240 in the three-month period ended July 31, 1999. In the quarter ended July 31, 1999, we licensed certain distribution rights, in perpetuity, to feature films which were owned by us for the net sum of $21,240. This was a one-time payment for distribution rights to the films. We have no further rights to use or market these films.

Cost of Sales
-------------
         The cost of sales for both quarterly periods was $0. In the quarter ended July 31, 2000 there were no sales and, consequently, no cost of sales. In the prior comparable period, there was no cost of sales as the film rights were carried on our books at a zero basis.

Expenses
--------
         Selling, general and administrative expenses for the quarter ended July 31, 2000 increased $35,177, or 71.2%, to $84,567 from $49,390 in the comparable
1999 quarter. The increase in selling, general and administrative expenses was primarily the result of expenses associated with the relocation to new facilities and the general expenses associated with the start-up of our new Internet-related entertainment business. Included in the selling, general and administrative expenses, for the current period, is the accrued but unpaid salary of our president and chief executive officer, Mr. Gordon Scott Venters, in the amount of 33,333. Also included in the expenses for the July 2000 quarter are professional consulting services paid for with the issuance of our common stock, valued at $8,500.

         During this same period, interest expense increased to $4,788 from $0. The increase in interest expense results from the accrual of interest on our convertible debentures and the amortization of the original issue discount of these debentures.

         Another non-cash expense, which impacted our expenses, was depreciation expense, which increased to $4,303 for the quarter, ended July 31, 2000, up significantly from $60 in the prior year's comparable quarter.

Losses
------
         Our net losses, before taxes, for the quarter ended July 31, 2000 increased 217% from $28,150 to $89,355. Because we already have substantial tax carryforwards, we have not reduced our net losses for the quarter by any tax benefit and, therefore, our net losses, both before and after taxes, are the same. Our loss per share for the quarter ended July 31, 2000 was $0.014, based on 6,513,909 shares, compared to $0.008, based on 3,416,633 shares, in the previous year's comparable quarter.

         It is our hope to begin generating revenue in the fiscal year ended October 31, 2001 and reduce our losses so as to operate at close to break-even level as a result of the intended launching of our Magicinternetwork.com entertainment network. There can be no assurance that we will achieve or maintain profitability, or be able to reduce our losses, or that revenues will be generated or that growth can be sustained in the future.

Nine months ended July 31, 2000 and nine months ended July 31, 1999

Sales
-----
         During both periods, we concentrated our efforts on restructuring our debts and developing our new Internet entertainment business model. Consequently, during this restructuring and development period, we did not have revenue from operating sources. In the nine months ended July 31, 2000, we had no revenue from any source. In the nine months ended July 31, 1999, we licensed certain distribution rights, in perpetuity, to feature films which were owned by us for the net sum of $21,240. This was a one-time payment for distribution rights to the films. We have no further rights to use or market these films.

Cost of Sales
-------------
         The cost of sales for both nine-month periods was $0. In the nine months ended July 31, 2000 there were no sales and, consequently, no cost of sales. In the prior comparable period, there was no cost of sales as the film rights were carried on our books at a zero basis.

Expenses
--------
         Selling, general and administrative expenses increased $102,721, or 73%, from $141,235, for the nine months ended July 31, 2000, to $243,956 for the nine months ended July 31, 2000. Much of this increase resulted from the cost of professional services and expenses in connection with the development of our new business model and the establishment of the our Internet operations. Interest expense increased from $0 to $54,182 for the nine months ended July 31, 2000. The increase in interest expense results primarily from the accrual of interest on our convertible debentures issued in November 1999 and the amortization of the original issue discount of these debentures.

Losses
------
         Net losses for the nine months ended July 31, 2000 were $298,138 compared to $119,995 for the nine months ended July 31, 1999. This increase of $178,143, or 148%, resulted from the $156,903 increase in expenses and the sales decline of $21,240. Our loss per share for the nine months ended July 31, 2000 was $0.057, based on 5,269,724 shares, compared to $0.041, based on 2,944,668 shares, in the previous year's comparable nine-month period.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2000, we had cash and cash equivalents of $565.

         We have not been able to generate cash flow from operations. In fact, our operating activities consumed $32,764 cash in the three months ended July 31, 2000 and consumed $3,090 in the three months ended July 31, 1999. For the nine months ended July 31, 2000, our operations used $106,626 and in the comparable previous year's nine months, used $44,818.

         We have been able to continue in business primarily from the receipt of cash from financing activities. During the nine months ended July 31, 2000, we sold 882,500 shares of our common stock for $63,250 and issued an additional 935,600 shares, in lieu of cash, in exchange for services, valued at $46,780.

         We used 75,000 shares of our common stock as part of a settlement to extinguish debt. We also funded our cash needs through the issuance of convertible debentures in the net amount of $130,500.

         We intend to cover our cash needs over the next twelve months through the sale of additional shares of our common stock and/or convertible securities pursuant to a registration statement or an appropriate exemption from registration.

         During the period from August 1, 2000 through September 11, 2000, we issued 4,365,000 shares of our common stock for cash proceeds of $199,000 and for services, valued at $20,000 and for the acquisition of a license, valued at $5,000.

         In order to support existing and proposed operations, bank, private and/or equity financing will be necessary. However, there is no guarantee that We will be able to raise additional funds from borrowing or from the sale of our securities.

Capital Expenditures

         We have begun to make modest capital expenditures on property and equipment during the three months ended July 31, 2000. We plan to make additional capital expenditures for further website development and to establish the magicinternetwork and CyBar concepts. We expect to spend up to $150,000 for this development and intend to contract for the completion of this work when funds are available. Our landlord has agreed to pay up to $26,935 for repairs and renovations to our new facilities.

Quasi-Reorganization

         As of October 1999, we reached settlement agreements with all of our significant creditors. Also, by that date, we changed our business focus to become an Internet entertainment company. Our board of directors, therefore, elected to state our October 31, 1999 balance sheet as a "quasi-reorganization." In a quasi-reorganization, the deficit in retained earnings is eliminated by charging paid-in-capital. In effect, this gives our balance sheet a "fresh start." Beginning November 1, 1999 and continuing forward, we are crediting net income and charging net losses to retained earnings.

Ability to Continue as a Going Concern

         Our financial statements in this Form 10-QSB have been prepared assuming that we will continue as a going concern. We have not had revenue in the ordinary course of business. Our only revenue in recent years has been from the disposition of our interest in certain films. The lack of sales and recurring losses from operations raises substantial doubt about our ability to continue as a going concern. We estimate that we will need approximately $200,000 to fund our operations for the next twelve months. Our plan regarding these matters is to seek further equity funding to allow us to meet our cash needs and to build our fledgling Internet entertainment network, Magicinternetwork.com. However, in order to support ongoing operations for the next twelve-month period, additional financing must be obtained either through the sale of equity or borrowing.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In June 2000, we issued 100,000 shares of our common stock to Steedley & Co. and 50,000 shares to Ms. Blenda Ray at $0.10 per share. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes. We used the $15,000 proceeds of the sale for general working capital requirements.

         In June 2000, we also issued 170,000 shares of our common stock for consulting services, as follows: 100,000 shares to Mr. John M. Venters; 10,000 shares to Steven Silvers and 60,000 shares to A-Z Professional Consultants, Inc. The stock was valued at $0.05 per share which approximated market value. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes. Mr. Venters, our former treasurer, is the son of Gordon Scott Venters, our president and chief executive officer.

         In July 2000, we issued 200,000 shares of our common stock to Dr. H. K. Terry and 32,500 shares to Ms. Mary Law at $0.10 per share. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes. We used the $23,250 proceeds of the sale for general working capital requirements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         (a)  Resignation of directors

         On August 8, 2000, John Kearney and Robert Pignone resigned from our board of directors.

         (b)  Subsequent events

         During the period August 1, 2000 through September 11, 2000, we issued 4,365,000 additional shares of our common stock, increasing our total issued and outstanding to 11,115,838. The shares were issued for cash consideration of $199,000, in exchange for services, valued at $20,000, and for the purchase of a license, valued at $5,000, for a total of $224,000.

         The shares were issued as follows: 3,450,000 were issued pursuant to Rule 504 of Regulation D; 815,000 were issued in reliance on Section 4(2) of the Securities Act of 1933 and 100,000 were issued pursuant to Rule 701. The shares issued for services were valued at $0.05, which approximated market value.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         27.1 Financial Data Schedule

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended July 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MAGICINC.COM


September 15, 2000                 By: /s/ Gordon Scott Venters
                                       ------------------------
                                       Gordon Scott Venters
                                       President and Chief Executive Officer