Form 10KSB
period 2000-10-31
MAGICINC COM
filed 2001-02-14
CIK 1109067

FORM 10-KSB
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended October 31, 2000

                                       or

     [ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 000-29921

                                  MAGICINC.COM
                 (Name of small business issuer in its charter)

           DELAWARE                                          65-0494581
          -----------                                  ------------------
  (State or other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                      Identification No.)

            530 North Federal Highway, Fort Lauderdale, Florida 33301
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (954) 764-0579

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average bid and asked prices of such stock, as of January 31, 2001 was $1,791,000.

As of January 31, 2001, there were 14,482,505 shares of common stock of Magicinc.com outstanding.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

A.       Corporate History

         Magicinc.com ("We or the "Company") is a Delaware corporation organized in 1961 under the name Magic Fingers, Inc. Our original purpose was to design, manufacture and distribute a patented vibrating massage device for installation in hotel and motel beds. In 1979, we began attempts to diversify our operations and we sought opportunities in other industries. Currently, we are a development stage company with plans to engage in the distribution, promotion and production of varied forms of entertainment via the Internet.

         In April 1994, we acquired, in a reverse merger, a 100% interest in Flash Entertainment, Inc. ("Flash"), a Florida film production and distribution corporation for 20,000,000 shares of our pre-reverse split common stock. As part of this acquisition, we also acquired a Florida film distribution company, No Bull Distribution, Inc., which was a wholly- owned subsidiary of Flash, and the rights to three feature-length films, "No More Dirty Deals," "Shakma," and "Shoot." Pursuant to the merger and reorganization, Flash acquired approximately 79% of our outstanding stock and assumed management of our company. Our current management obtained controlling ownership, pursuant to this reorganization.

         In May 1995, certain company insiders attempted an unsuccessful hostile takeover. Gordon Scott Venters, our president, and chief executive officer, initiated legal action to prevent the hostile takeover, and a trustee was subsequently assigned. The trustee appointed a new board of directors and was eventually released from his position on August 2, 1995. As a result, our company became dormant and conducted minimal business operations until December 9, 1996, when we reorganized and a new board of directors was elected. The reorganization was carried out to bring change in our focus. Prior management had allowed our company to become dormant and only minimal business was conducted. We had substantial debt and no significant operations. As a result of the reorganization, we began developing and implementing a plan of operations designed to restructure and eliminate our substantial debt. The last of our "old debt" was settled on December 5, 1999, leaving us free to pursue our present plan of operations.

         At various times in our history, our charter under Delaware law has become inoperative for failure to pay taxes. However, each time we responded and corrected such delinquency by filing a Certificate for Renewal and Revival in accordance with Section 312 of the General Corporate Law of Delaware.

         In an effort to revitalize our company, new management undertook an aggressive program to restructure and eliminate our debt. The debt primarily consisted of promissory notes payable to Dr. H. K. Terry (the "Terry Notes") in the amount of $220,000; a judgment entered against us in favor of Ing. Adolph Malinek Gesellschaft M.B.H., an Austrian corporation, in the amount of $247,205.35 (the "Malinek Judgment"); and a secured convertible promissory note payable to HDT Properties, Inc. in the sum of $100,000 (the "HDT Note").

         We satisfied the Malinek Judgment by payment of $50,000 cash and the issuance of 100,000 shares of our common stock. The HDT Note was satisfied by payment of $50,000 cash. The Terry Notes were first extended and then settled by us by issuing to Dr. Terry a total of 84,125 shares of our common stock.

         We entered into an agreement with Castle Hill Productions in March 1998, to grant and assign the rights in the motion picture "Shakma." We received $7,220 pursuant to this agreement. This agreement was superseded by an agreement dated February 12, 1999, in which we granted Castle Hill Productions the exclusive worldwide rights to, three feature films owned by us, "Shakma," "Shoot," and "No More Dirty Deals." Castle Hill Productions paid us an additional $46,240 for the distribution rights to these films in perpetuity.

B.       Corporate Organization

         Magicinc.com operates through four separate divisions.

Magicinternetwork.com is an independent network of exclusive entertainment content owned or licensed to Magicinc.com for distribution to the world market on the Internet.

CyBars.com is a nightclub portal using CyBarCam Internet cameras and monitors which will broadcast, live on the Internet, nightclubs, bands and bars on its own network, Magicinternetwork.com.

Magic Studios is an independent studio to produce independent films, music videos, commercials and other core content for Magicinternetwork and for licensing to other broadcast mediums.

Magic Music Label is an independent music label utilizing the CyBars.com portal and the Magicinternetwork to distribute independent artists' music over the Internet.

C.       Business of the Company

General

         We are development stage Internet entertainment company with plans to engage in distribution, promotion and production of varied forms of entertainment via the Internet.

         Our current major focus is the development of our Internet entertainment business. We own two registered domain names on the Internet: (i) magicinternetwork.com, which we propose to use as our own Internet Service Provider (ISP) for our CyBars network, through club monitors and (ii) CyBars.com within which we intend to create an Internet link of entertainment venues to magicinternetwork.com for Internet broadcast of content owned by us.

         We intend to focus our efforts on creating an independent Internet entertainment network, magicinternetwork.com (a registered domain name). Contained within this network will be a diverse array of select entertainment nightclub links using club monitors. Cybars.com (a registered domain name) is a live Internet nightclub membership syndication utilizing CyBarCam Internet cameras and club monitors.

         Our websites will contain graphically rich interactive "CyBar-Streets" and "CyBarClubs" in a virtual entertainment network linking major cities throughout the country. These "CyBar-Streets" will contain numerous entertainment venues in the form of Internet "CyBarClubs." At these sites, member patrons can literally go out "nightclubbing" from home computer terminals linked to monitors and live camera feeds to local clubs. Future developments will attempt to include CyBar Internet computer terminals in CyBarClubs in major U.S. cities creating direct interaction between members and patrons.

         We intend to sell memberships in our CyBarClub network with three membership levels. The silver or basic membership level offers access to the website and the club membership network for a monthly fee of $4.95. Silver level membership offers patrons menus of night club locations, events and access to membership e-mail lists and photos of other CyBar members, live DJ mixes, and live bands (audio only). The gold membership for $9.95 per month offers all the services of the silver membership, as well as allowing members to peek inside the club via the cybercams (live camera feeds, live DJ mixes and live bands) before ever leaving home. The platinum level membership for $19.95 per month with a required three-month minimum offers all the services of the gold membership, plus VIP access (no cover charge with $50 minimum purchase) at all participating CyBarClubs contained within the network. We intend to distribute CyBarCam and Internet monitors to bars and nightclubs for no charge. Installation charge will be approximately $6,000. Once our CyBars nightclub network is in operation, we also intend to sell advertising to be featured in the clubs through Magicinterwork.com.

Description of Products and Services

         We are an Internet entertainment holding company. We currently have no substantial operations or operating history. We are attempting to create an independent Internet entertainment network, magicinternetwork.com. Within this network we will attempt to create a diverse array of select entertainment nightclub links through cybars.com, a live Internet nightclub membership syndication utilizing CyBarCam Internet cameras.

         Our plan is to create and maintain websites containing graphically rich interactive "CyBar-Streets" and "CyBarClubs" in a virtual entertainment network linking major cities throughout the country. Under our plan, these CyBar-Streets would contain numerous entertainment venues in the form of Internet "CyBarClubs." Once these sites are developed and in operation, member patrons can literally go out "nightclubbing" from home computer terminals linked to live camera feeds to their local clubs. We will seek to develop CyBar Internet computer terminals in CyBarClubs in major U.S. cities, thus creating direct interaction between members and patrons.

         Additionally, we currently hold an option to purchase all of the outstanding shares of Quantum Entertainment, Inc. ("Quantum"), a Florida corporation, in exchange for certain rights and payment of $50,000 and 50,000 shares of our common stock. Quantum owns 100% of the exclusive worldwide distribution rights to the feature film project "Liberty City." Also, Quantum owns 70% of the gross proceeds after print, advertising and distribution costs up to the first $5 million. Thereafter, Quantum will receive 60% of the gross proceeds up to $7.5 million and then 50% in perpetuity. Gordon Scott Venters is the President and CEO as well as a major shareholder of Quantum. (For more information, see Related Party Transactions, page 15).

Distribution Methods

         We plan to develop our network by concentrating our efforts, at first, on a region-by-region approach. Our first area of concentration is Fort Lauderdale, Florida followed by the South Beach area of Miami Beach, Florida and then other cities in Florida.

         We are using the term "Cypod", the CyBar Nightclub Pod group, to describe our method of growth. Each pod or cluster will include seven to ten clubs in a concentrated geographic area. We expect these pods to develop into regional clusters such as several clusters of nightlife in South Florida and then start another group of pods in the Orlando of Central Florida and then Tampa and Jacksonville. After concentrating on the different regions of Florida, we expect to develop around another major city known for its high profile nightlife.

         We chose Fort Lauderdale for several reasons for the initial launch of CyBars.com and the magicinternetwork. The first was because our corporate office is located in Fort Lauderdale and our directors are very familiar with the area and will be able to closely monitor all aspects of the test marketing with minimum travel time and expense. In addition, we believe that the Fort Lauderdale area has the perfect demographics in which to launch the network. Fort Lauderdale has a concentration of nightclubs and affluent patrons.

         We plan to embark on a media campaign in the Fort Lauderdale to promote membership subscriptions for our interactive Internet nightclub network website. Our media campaign will use local billboards, print media, bus banners and benches, local entertainment papers, bumper stickers and other high visibility advertising placements. A local press conference, to initiate the media campaign, will be held at the first linked nightclub. We expect to use the slogan "See Them Live, Meet Them Live" to describe our nightclub experience concept. The current subscription plan calls for a base monthly membership rate of $9.95 for unlimited access to the network.

         We installed our first CyBarCam in the Fort Lauderdale-based blues club "The Poorhouse" which is owned by our former director, Robert P. Pignone. We signed seven more clubs in the River Walk area of Fort Lauderdale to be part of our first pod and we are currently negotiating agreements for additional installations in clubs in the downtown Fort Lauderdale area. We are continuing our efforts to negotiate links with other existing clubs in the area. We expect that once our network is running, additional clubs will join our Fort Lauderdale pod.

         In addition to the clubs that have agreed to be part of the Fort Lauderdale cluster, approximately 125 clubs in Florida and in other states have agreed to be part of the network.

         Although, we are concentrating our marketing efforts in South Florida, we are continuing to sign clubs nationwide to join our planned future CyBars club network when it reaches their city.

         We leased, with an agreement to purchase, a building where we plan to locate a company-owned CyBar. Our plans for this location includes it serving as a prototype CyBar location and as a live Internet corporate broadcast facility for our planned CyBar Network. Each CyBar location will be linked to other CyBar locations via magicinternetwork.com. Members will be able to interact with patrons and other CyBar members while visiting the nightclub location of their choice from the comfort of home. Members and patrons at a CyBar location will also be able to interact with each other at other club locations or the same club via the club's Internet computer terminals. Chat rooms, games, contests, promotions, and if desired, a private one-on-one live video interaction via CyBarCam would all contribute to the unique club experience. In addition, CyBarCam plans to provide added security for both patrons and nightclub establishments.

         Our magicinternetwork.com division intends to record, store and own all of the content transmitted via the CyBar network for future broadcasts and licensing, as well as providing for our own network content and programming.

New Products

         We are attempting to establish an Internet network utilizing live CyBarCam Internet broadcasts via CyBarCams, which will be located in our proposed CyBar franchise club locations. We will seek to generate income from our CyBars Nightclub Network by charging monthly membership fees to cybars.com members. Members of the CyBars Nightclub Network will be charged a monthly fee between $4.95 and $19.95 depending on level of membership.

         We have an option to purchase, for $50,000, 100% of Quantum Entertainment; Inc. Quantum has ownership rights to a motion picture project entitled "Liberty City" and any subsequent music soundtrack album. Gordon Scott Venters, our president, chief executive officer and director, owns a 50% interest in Quantum Entertainment, Inc. If the option is exercised, our plan would be to integrate film and the Internet via our Web site. We plan to create a unique "brand of entertainment" which strategically aligns certain areas of the independent entertainment industry. (For more information, see Related Party Transactions, page 15).

Competition

         The Internet industry is intensely competitive and there are many well-established competitors such as Launch.com and MP3. These and other competitors have substantially greater financial and other resources than we do. The great majority of these companies are better established in the entertainment marketplace than we are. Changes in consumer tastes, national, regional or local economic conditions and demographic trends often affect the entertainment business. We believe, however, that we are in a position to use our business plan to develop intellectual properties with long- term residual value. There can be no assurances, however, that we will be able to attain our business strategy or to be profitable.

         The market for online entertainment and entertainment products is new, rapidly evolving and intensely competitive, and we expect competition to intensify even more in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at relatively low cost using commercially available software.

         The Internet and production/distribution of online entertainment are highly competitive businesses. In the production phase, competition affects our ability to obtain the services of preferred performers and other creative and/or technical personnel. We compete with a number of Web sites and Internet service providers who have substantially greater resources, larger and more experienced production and distribution staffs and established histories of successful production of Internet sites.

         We also potentially face competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Some of these potential competitors are Amazon.com, AOL Time Warner and Microsoft Corporation. Other large companies with strong brand recognition and experience in online commerce also may seek to compete in the online entertainment delivery market.

D.       Regulatory Overview

         We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

         Changes to existing laws or the passage of new laws that address Internet issues may directly affect the way we do business or may create uncertainty in the marketplace. This could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could otherwise harm our business. In addition, because our services are accessible worldwide, and we expect to facilitate sales of goods to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. In some jurisdictions, we may be required to collect value-added or other taxes on our fees. Our failure to comply with foreign laws could subject us to penalties ranging from fines to bans on our ability to offer our services.

E.       Reports to Security Holders

         We are not required to deliver an annual report to security holders and we do not plan to deliver a copy of the annual report to the security holders. Our Form 10SB registration statement became effective on September 5. 2000. Since that date, we have filed with the Securities and Exchange Commission ("SEC") our quarterly report, Form 10-QSB, for the period ended July 31, 2000. We plan to file with the SEC all required forms that may be or become applicable to us.

         The public may read and copy any materials that are filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by us with the SEC have also been filed electronically and are available for viewing or copying on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov. Additional information can be found concerning us on the Internet at http://www.magicinc.com.

F.       Employees

         We currently have three full- time employees in management and two part-time employees. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide professional services on an as- needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

         Up until May 31, 2000, we rented approximately 2,100 square feet of office space in Fort Lauderdale, Florida for our executive and administrative offices. This property was leased by us on a month-to-month basis at $1,000 per month. We then entered into a lease for an 8,500 square foot building at 530 North Federal Highway, Fort Lauderdale, Florida. We moved our existing offices to the new location. Our executive and administrative offices and computer operations are now situated at the new building. Plans are in place to build a recording studio and video facility at this building.

         The lease is for a term of two years beginning June 1, 2000 and ending May 31, 2002. The rent for the property was scheduled as follows:

          June 1, 2000 through July 31, 2000          Rent waived by Landlord
          August 1, 2000 through November 30, 2000         $4,000 / month
          December 1, 2000 through May 31, 2001            $4,500 / month
          June 1, 2001 through November 30, 2001           $5,000 / month
          December 1, 2001 through May 31, 2002            $5,300 / month

         Since the renovation of the building has not been completed and a certificate of occupancy has not yet been obtained, the landlord has continued to waive rent payments. Once the certificate of occupancy is received there may be certain modifications to the lease terms.

         We have also entered into an agreement to purchase the building no later than May 31, 2002 for $480,000 subject to standard conditions, including obtaining the necessary licenses and permits. The landlord/seller has agreed to pay up to $26,935 for repairs to the building. We believe these facilities are adequate for us to operate our business as presently constituted.

         During the construction period, we have allowed Black Music Television, Inc. to occupy a part of our facility rent-free. Robert Ingria, an officer and director of our company is also an officer, director and major shareholder of Black Music Television, Inc.

ITEM 3.  LEGAL PROCEEDINGS

         We are not currently a party to any legal proceedings. We are not aware of any legal, governmental or administrative proceedings contemplated either against us or on our behalf.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year,

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The primary market for our common stock is now the OTC Bulletin Board, where our stock trades under the symbol "MAGC."

         Our common stock was traded on the OTC Bulletin Board until December 19, 1999 under the symbol "MAGC" and then under the symbol "MAGCE" until January 19, 2000 when it was delisted. Beginning January 20, 2000, our stock was quoted in the "Pink Sheets", which is a trademark of Pink Sheets LLC, under the symbol "MAGC." On September 5, 2000 our registration statement, Form 10SB, was deemed "effective" by the SEC and shortly thereafter, our stock recommenced trading on the OTC Bulletin Board.

         The following table sets forth the high and low closing bid prices for the shares of our common stock for the periods indicated as provided by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

         Records provided by the Trading Market Service of NASD for OTC Quarterly Trading Summaries indicate that, for the period January 1997 through September 30, 1999, trading in our common stock was negligible and could not be considered a true indication of market value. During 1997 only 500 shares of our common stock traded in three transactions with a total market value of less than $1,000. Likewise, during 1998, NASDAQ trading records indicate that for the entire year there were nine transactions representing 6,650 shares. For the first three quarters of the calendar year 1999, the market for shares of our common stock was likewise negligible and sporadic

                  Quarter Ended                 High                 Low
                  -------------                 ----                 ---
1998              September 30                  $0.02               $0.02
                  December 31                    0.02                0.02

1999              March 31                        n/a                 n/a
                  June 30                        0.87                0.43
                  September 30                   0.75                0.16
                  October 31                     0.49*               0.31

*To coincide with our new fiscal year, quarters following October 31, 1999 are shown based on the new fiscal year, which ends October 31.

                  Quarter Ending                High                 Low
                  -------------                 ----                 ---
2000              January 31                   $0.50                 $0.06
                  April 30                      0.20                  0.05
                  July 31                       0.12                  0.04
                  October 31                    0.19                  0.04

 Shareholders

         As of January 31, 2001, we had 14,482,505 shares of common stock outstanding and approximately 481 shareholders of record.

         The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to our common stock.

Dividends

         We have not declared any cash dividends since inception and do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on our common stock other than those imposed by applicable state law.

Changes in Securities and Use of Proceeds

         As of December 31, 1997, we had 1,463,158 shares of our common stock outstanding.

         During calendar year 1998, we issued 225,500 shares of our common stock for cash; 100,000, as part of a debt settlement agreement and 965,366 for services and the exercise of stock options for a total of 1,290,866 shares.

         In the fiscal period ending October 31, 1999, we issued 580,000 shares for cash and 610,000 shares for services for a total of 1,190,000 shares.

         In the fiscal year ending October 31, 2000, we issued 4,747,500 shares for cash; 75,000 as part of a debt settlement agreement; 1,635,600 for services and other value and 3,230,381 for conversion of our convertible debentures for a total of 9,688,481 shares.

         As of October 31, 2000, the total of our outstanding shares was 13,632,505.

         The details of our stock issuances through July 31, 2000 have been reported in our Form 10-SB and our Form 10-QSB for the quarter ended July 31, 2000.

         During the period from August 1, 2000 through October 31, 2000, the fourth quarter of our fiscal year, we issued 6,881,667 shares. Of these shares, 3,865,000 were issued for cash; 500,000 were issued for services and other value; 2,316,667 were issued on conversion of our debentures and 200,00 were issued as interest on the debentures. The details of the stock issuances during our fourth fiscal quarter are listed below.

         From August 21, 2000 through August 30, 2000, we issued a total of 3,450,000 shares of our common stock pursuant to a private placement memorandum to the accredited investors listed below. We issued the shares pursuant to Rule 504 under Regulation D of the Securities Act of 1933. We issued the shares to investors who were given a private placement memorandum and offered the opportunity to inspect our books and records. We relied on the following facts in determining that Rule 504 of Regulation D was available: (a) we were not subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (b) we were engaged in the production and distribution of entertainment products and were neither a development stage company with no specific business plan or purpose, nor a company whose plan was to merge with an unidentified company; (c) the aggregate offering price did not exceed one million dollars and
(d) we filed a Form D within 15 days of the first sale of shares subject to the offering.

  Name                          Price                    Number of Shares
  ----                          -----                    ----------------
PMR & Associates  LLC           $ 0.04                        625,000
Paul Montle                       0.05                        100,000
Paul Montle                       0.05                        400,000
Michael  Herman                   0.05                        200,000
Kent Lovelace                     0.05                        400,000
Fountainview Capital Corp.        0.05                        500,000
Joseph   Lynde                    0.04                        625,000
Bering Capital                    0.05                        500,000
Jeremy Wessels                    0.05                        100,000


         On August 24, 2000, we issued 20,000 shares of our common stock to Frederick W. Rapple, Jr.; 100,000 shares to Christopher Gilbert and 70,000 shares to Carlos A. Munoz at $0.10 per share. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes. We used the $19,000 proceeds of the sale for general working capital requirements.

         On August 24, 2000, we also issued 100,000 shares of our common stock to Black Music Television, Inc. at $0.05 per share. Our director, Robert M. Ingria is president, director and majority shareholder of Black Music Television, Inc. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes. We used the $5,000 proceeds of the sale for general working capital requirements.

         On August 24, 2000, we also issued 50,000 shares of our common stock to Academy Entertainment, Inc. in exchange for a license to acquire public domain programming for our nightclub network.. The issuance was made in reliance on
Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes. We valued the stock at $0.05 per share, which approximated market value and charged the $2,500 as a program license expense.

         On August 24, 2000, we also issued 350,000 shares of our common stock for consulting services, as follows: 325,000 shares to Robert M. Ingria, a director of our company and 25,000 shares to John J. Kearney, a former director of our company. The stock was valued at $0.05 per share, which approximated market value. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes.

         On August 24, 2000, we also issued 100,000 shares of our common stock at $0.0001 per share to Richard Surber for consulting services pursuant to a written compensation plan. These shares were issued pursuant to a written employee benefit plan under Rule 701 adopted pursuant to the Securities Act of 1933. Mr. Surber provided bona fide services to us, which services were not in connection with the offer or sale of securities in a capital raising transaction, or to directly or indirectly promote or maintain a market for our securities. The stock was valued at $0.05 per share, which approximated market value.

         On August 31, 2000, we issued 125,000 shares to Christopher Gilbert at $0.08 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes. We used the $10,000 proceeds of the sale for general working capital requirements.

         On October 24, 2000 and October 30, 2000 we issued 1,250,000 and 1,066,667 shares of our common stock to HLKT, LLC in conversion of $ 65,000 principal amount of our Series A convertible debentures which were issued in November 1999 under Rule 504 of Regulation D pursuant to authorization in October 1999. The shares were issued in accordance with a conversion formula based on 75% of the average bid price prior to notice of conversion. Also on October 30, 2000 we issued an additional 200,000 shares of our stock for payment of interest on the debentures.

         In the first quarter of fiscal year 2001, we issued a total of 850,000 shares of our common stock, of which 200,000 shares were issued for cash and 650,000 shares were issued for services.

         In January 2001, we received $130,500 (net of expenses of $19,500) from our offering of 5% Class A senior subordinated convertible redeemable debentures. These debentures entitle the holder to convert incremental face amounts of $10,000 into our common stock at 70% of the average closing bid price of the three trading days prior to the election to convert. Accrued interest may also be paid in the same fashion. At any time after 90 days, we have the option to redeem the debentures, in whole or in increments of $10,000, for 125% of the face amount. At the request of the debenture holders, we issued, in escrow, 3,250,000 shares of common stock to guarantee the stock issuance if the debenture holders elect conversion. Due to provisions of the conversion formula, the potential dilutive effect, if debentures are converted, cannot be determined at this date.

         As of January 31, 2001 we had 14,482,505 shares of common stock outstanding. We do not include in the total outstanding the shares held in escrow referred to in the previous paragraph.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF INFORMATION

General

         We are a development stage Internet entertainment company with plans to engage in the distribution, promotion and production of varied forms of entertainment via the Internet.

         Our current major focus is the development of our Internet entertainment business. We own two "registered domain names" on the Internet. These are (i) Magicinternetwork.com, which we propose to use as our own Internet Service Provider (ISP) for our CyBars network, and (ii) Cybars.com within which we intend to create an Internet link of entertainment venues to Magicinternetwork.com for Internet broadcast and for content owned by us.

Results of operations

         The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report. In 1999, we changed our year end from a calendar year to a fiscal year ending October 31. The analysis herein compares a full calendar year ending October 31, 2000 ("Fiscal Year 2000") with the short fiscal year, 10 months, ending October 31, 1999 ("Fiscal Year 1999").

Sales and Other Revenues

         In the fiscal year 2000, there were no sales or other revenues. This compared to revenues in fiscal year 1999 of $46,240. This decline resulted from our concentration of efforts in the latest fiscal year on the development of our Internet entertainment business model. During the fiscal year 1999, we licensed distribution rights in perpetuity to three feature films, which were owned by us, for the net sum of $46,240. This was a one-time payment for distribution rights to the films. We have no further rights to use or market these films.

Cost of Sales

         Since there were no sales or revenues in fiscal year 2000, there was no cost of sales for that period. In the prior period, fiscal year 1999, the cost of sales was likewise $0 because the sold films were carried on our books at a zero basis.

Expenses

         Selling, general and administrative expenses for the fiscal year 2000 increased $219,655 or 136% to $381,294 from $161,639 in fiscal year 1999. During this same period, interest expense increased to $83,592 for fiscal year 2000 from $0 in fiscal year 1999. The increase in selling, general and administrative expenses were primarily the result of expenses associated with the relocation to new facilities and the general expenses associated with the start-up of our new Internet-related entertainment business. Included in the selling, general and administrative expenses, for the fiscal year 2000 is the accrued but unpaid salary of our president and chief executive officer, Mr. Gordon Scott Venters, in the amount of 133,333. Also included in the expenses for the year are professional consulting services paid for with the issuance of our common stock, valued at $8,500.

         The substantial increase in interest expense resulted from the payment of interest on $150,000 of our convertible debentures. The interest on the debentures was a combination of the payment of the coupon rate on the debentures in stock and the amortization of the original issue discount on the debentures.

         Depreciation expense for fiscal year 2000 increased, by 877%, to $2,287, in fiscal year 2000 from $234 in fiscal year 1999.

Losses

         Our net loss before taxes and extraordinary gain for fiscal year 2000 increased 303% to $464,886 from $115,399 in fiscal year 1999. This increase in the loss before extraordinary gains and taxes of $349,487 was the result of the decrease in revenues of $46,240, the increase of selling, general and administrative expenses of $219,655 and the increase in interest expense in the amount of $83,592. There were no extraordinary gains in fiscal year 2000 compared to the $259,500 realized in the October 31, 1999 fiscal period. That year's extraordinary gain resulted from debt restructuring. Since we had no extraordinary gains in fiscal year 2000, our net loss after extraordinary gains was the same as before extraordinary gains, $(464,886), which compares to net income in the fiscal year ended October 31, 1999 of $144,101.

         We are projecting that our operations will break even or operate at a slight profit for the coming fiscal year, which will end October 31, 2001 as a result of the intended launch of our Magicinternetwork.com entertainment network and the activation of our Cybars.com program. There can be no assurance that we will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Impact of Inflation

         We believe that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and capital resources

         We did not generate cash from operations in the period January 1,1999 through October 31, 2000. In fact, our operating activities consumed cash in the amount of $250,062 in the fiscal year ended October 31, 2000 and $19,184 in the fiscal period ended October 31, 1999. Without the extraordinary gain of $259,500 in fiscal 1999, cash consumed in that fiscal period would have been $278,684.

         We have been able to continue in business primarily from the receipt of cash from financing activities. During fiscal year 2000, our financing activities provided total funds of $269,536. Similarly, our financing activities provided total funds of $37,638 for fiscal year 1999.

         We have funded our cash needs during the last two fiscal years through the issuance of our common stock and convertible debentures, for cash. We also used our common stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next twelve months through the sale of additional shares of our common stock and/or convertible securities pursuant to a registration statement or an appropriate exemption from registration. In order to support existing and proposed operations, bank, private and/or equity financing will be necessary. However, there is no guarantee that we will be able to raise additional funds from borrowing or the sale of our securities.

Debt Settlement

         During 1998 and 1999, we settled $547,205 of debt for total cash payment of $100,000 and issuance of 175,000 shares of our common stock.

Capital Expenditures

         Up through the end of our fiscal year, October 31, 2000, our capital expenditures on property and equipment had not been significant. We plan to substantially increase our capital expenditures during fiscal year 2001 as we proceed with the development and the launching of the magicinternetwork and CyBar concepts. We plan to purchase and/or lease the video and computer equipment needed to connect member nightclubs to our network. We have allocated $150,000 for this development and intend to contract for the completion of this work when funds are available.

         Our landlord has agreed to pay up to $26,935 for repairs and renovations to our new facilities.

Income Tax Expense (Benefit)

         We have substantial net operating loss carry-forwards, which may be used to offset operating profit. In the periods covered by this report there was no income tax expense or benefit reported on our financial statements.

Quasi-reorganization

         As of October 1999, we reached settlement agreements with all of our significant creditors. Also, by that date we changed our business focus to become an Internet entertainment company. Our board of directors, therefore, elected to state our October 31, 1999 balance sheet as a "quasi-reorganization." In a quasi-reorganization, the deficit in retained earnings is eliminated by charging paid-in-capital. In effect, this gave our balance sheet a "fresh-start." Beginning November 1, 1999 and continuing forward, we are crediting net income and charging net losses to retained earnings.

Ability to Continue as a Going Concern

         Our financial statements, which are a part of this Form 10-KSB, have been prepared assuming that we will continue as a going concern. In the past two years, while we have been restructuring our liabilities and developing a new business plan, we have had no revenue in the ordinary course of business. Sales for the period January 1998 through October 31, 2000 were from the disposition of our interest in certain films. The lack of sales and recurring losses from operations raises substantial doubt about our ability to continue as a going concern. Our management estimates it will need approximately $250,000 to fund our operations for the next twelve months. Our management's plan regarding these matters is to seek further equity funding to allow us to meet our cash needs and to build our Internet entertainment network, Magicinternetwork.com and our nightclub connection, Cybars.com. In order to support ongoing operations for the next twelve-month period, additional financing must be obtained.

ITEM 7. FINANCIAL STATEMENTS

         Our financial statements for the fiscal years ended October 31, 2000 and October 31, 1999 follow as pages F-1 through F-14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have not changed our accountants or had disagreements with them on accounting or financial disclosure.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following is a list of our directors, executive officers, control persons, and significant employees, their respective ages and the positions they hold with us.

    Name                    Age                   Positions
    ----                    ---                   ---------
Gordon Scott Venters        39             Director, chief executive officer,
                                           president and secretary
Todd Nugent                 43             Director
Robert M. Ingria            47             Director


         Pursuant to Article II of our bylaws, all directors are elected to a term of one year, and hold such office until the next meeting of the shareholders or until their successors are elected and qualified. The executive officers serve at the pleasure of the board. The principal occupation and business experience for each executive officer and director for at least the past five years are as follows:

         Gordon Scott Venters, our president, chief executive officer and secretary has specialized in the entertainment industry, including the financing, management and production of films, videos and recordings, for over 16 years. Mr. Venters has served as our director from March 15, 1994 to May 19, 1995 and from December 9, 1996 to the present. From May 19, 1996 until December 9, 1996, he served as president and a director of Quantum Entertainment Company in Los Angeles, California. From 1990 to 1993, Mr. Venters served as the president and chief executive officer of Flash Entertainment, Inc., an independent feature film company and predecessor of our company, during which time he was the executive producer of the feature film "No More Dirty Deals" and five music videos. From 1989 to 1990, Mr. Venters was the executive producer of two full-length feature films, "Shakma" and "Shoot." Mr. Venters has also been a financial advisor and a registered stockbroker with F.D. Roberts Securities from 1987-1989 and with Prudential- Bache Securities, Inc.

         Robert Michael Ingria, a director of our company since December 1999, is a native of Miami, Florida and graduated with honors from the Fine Arts Program in Motion Pictures and Art of Florida State University. Mr. Ingria's professional background includes over 20 years experience in the entertainment and motion picture industry. Since February 1995, he worked as a producer with RMI Entertainment Company, a film production company located in Sunny Isles, Florida. From October 1997 to August 1998, he served as President of Ocean Drive Entertainment Company located in Miami, Florida. From December 1997 to December 1998, he served as president of Millennium Telemedia, Inc., a Miami Florida company, which is in the entertainment business. He built, and operated for approximately fifteen years, Quadradial Recording Studios that operates video production and motion picture facilities in South Florida. Mr. Ingria's dossier includes writing, producing and directing all forms of film and video projects including three motion pictures, over thirty music videos, infomercials for multi-million dollar grossing direct response programs, corporate videos and television commercials. Mr. Ingria is a member of the Florida Motion Picture and Television Association. Mr. Ingria has also, since June 2000, been president director and controlling shareholder of Black Music Television, Inc., a company developing a television concept.

         Todd Waddell Nugent, a director since 1996, served as our chief executive officer from July 17, 1996 to December 9, 1996 and as the president of our company's Entertainment Film Partners division from December 9, 1996 to February 17, 1997, when this division was eliminated. From June 1995 to March 1996, Mr. Nugent served as chief executive officer of Stradigi, Inc., a telecommunications group. Mr. Nugent was a co-founder of Multi-Channel Video Programming, Inc., a DBS system, where he served as its chief executive officer from February 1994 to March 1995. From 1986 to February 1993, Mr. Nugent was a broker with Royal Alliance and Associates, Inc., a registered securities broker/dealer.

Compliance with Section 16(a) of the Exchange Act

         Messrs. Venters, Ingria and Nugent have not filed all required Forms 3 and 4 in a timely manner.

ITEM 10: EXECUTIVE COMPENSATION

Compensation of Executives

         The following table provides summary information for the years 2000 and 1999 concerning cash and non-cash compensation paid or accrued by us to or on behalf of Gordon Scott Venters, our president and chief executive officer. Except as indicated below, no officer or employee of ours received a total salary and bonus exceeding $100,000 during the periods reflected.

                                             Summary Compensation Table

                                   Annual Compensation                   Awards         Payouts

                                                                                       Securities
 Name                                                  Other                             Under-
 and                                                   Annual         Restricted          lying        All Other
 Principal                                             Compen-          Stock           Options/LTIP    Compen-
 Position        Year        Salary        Bonus        sation          Awards          SARs Payouts     sation
-------------- --------- --------------  ----------  ---------------  --------------  --------------  -------------
Venters         1999        100,000                                   12.50 (1)
CEO             2000        133,333(2)         0          0               0                   0             0

(1) In 1997, the Company issued a stock option to Mr. Venters to purchase, over three years, up to 750,000 shares of stock at $0.0001. Mr. Venters exercised his option to purchase 125,000 shares in 1997, 500,000 shares in 1998 and the remaining 125,000 shares in 1999.

(2) On October 1, 1997 Gordon Scott Venters entered into a three year employment agreement providing for a salary of $75,000 during the first year, $100,000 during the second year and $133,000 for the third year. Only $40,000 was paid in 1999 and $41,000 paid in 2000 in and the balance was accrued.

Employment Agreements

Gordon Scott Venters. Effective October 1, 1997, we entered into a three year employment agreement with Gordon Scott Venters, our president and chief executive officer, whereby Mr. Venters receives a salary of $75,000 for the first year.

The agreement provided for increases in year two to $100,000 and year three to $133,000. The agreement has not yet been extended. With the approval of our board of directors, accruals of salary expense for Mr. Venters have continued after the end of the term of the agreement at the same monthly rate as in the final year of the agreement. The earned but unpaid portion of Mr. Venters' compensation is carried as a current payable and reflects any payments made through October 31, 1999 and October 31, 2000. The amounts owing on those dates were $186,111 and $278,444, respectively.

Mr. Venters is also entitled to receive two weeks paid vacation for the first year and four weeks paid vacation for the following two years. In the event of Mr. Venters' disability for a period of more than two weeks, Mr. Venters will receive 50% of his compensation for a period of up to three months.

Robert Michael Ingria. Effective December 15, 1999, the Company entered into a one year employment agreement with Robert Michael Ingria. In December 1999, Mr. Ingria received 75,000 shares of the our common stock pursuant to the employment agreement. In addition, as a director Mr. Ingria receives 25,000 additional shares annually for his services. On August 24, 2000, Mr. Ingria received an additional 325,000 shares valued at $16,250 or $0.05 per share.

Compensation of Directors

All members of our board of directors will receive, on an annual basis, 25,000 shares of our common stock as payment for service on our board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of our common stock (par value $0.0001) as of January 31, 2000, with respect to:
(i) each person known to us to be the beneficial owner of more than 5 percent of our common stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of January 31, 2000, there were 14,482,505 (post 1 for 40 reverse split) shares of common stock outstanding.

                                                    Amount and
                               Relationship         Nature of          Percent
Name and Address of               to the            Beneficial           of
Beneficial Owner                 Company            Ownership           Class
----------------                 -------            ---------           -----
Gordon Scott Venters              Director           600,000             4.1%
530 North Federal Highway         Officer
Fort Lauderdale, FL 33301

Todd Nugent                       Director            90,000             0.6%
1291 Claret St.
Fort Myers, FL 33919

Robert M. Ingria                  Director           525,000(1)          3.4%
530 North Federal Highway
Fort Lauderdale, FL 33301

Directors and officers as a
group (3 individuals)                              1,215,000             8.4%


(1)      Includes 100,000 shares owned by Black Music Television, Inc.

        This table does not include the potential shares that may be issued if the outstanding $150,000 Series A debentures are converted into common stock. Three investors, each owning $50,000 principal amount, own the debentures. Due to the nature of the conversion formula, the number of shares that may be issued cannot be determined.

Changes in Control

There are currently no arrangements in place that will result in a change in control of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 28, 1999, and amended on June 15, 1999, we were granted an option to purchase all of the outstanding shares of Quantum., a Florida corporation, in exchange for certain rights and payment of $50,000 and 50,000 shares of our common stock. Quantum owns 100% of the exclusive worldwide distribution rights to the feature film project "Liberty City." It also owns 70% of the gross proceeds after print, advertising and distribution costs up to the first $5 million. Thereafter, Quantum Entertainment, Inc. will receive 60% of the gross proceeds up to $7.5 million and then 50% in perpetuity. Gordon Scott Venters is the president and chief executive officer as well as a major shareholder of Quantum Entertainment, Inc.

         Mr. Robert Ingria, a director of our company is also president, director and controlling shareholder of Black Music Television, Inc. We have allowed Black Music Television, Inc. to occupy a part of our facility rent-free while construction of the building proceeds. Upon issuance of a certificate of occupancy of the premises we will make other arrangements with Black Music Television, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         23.1     Consent of Cronin & Company

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended October 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MAGICINC.COM


February 13, 2001                   By: /s/ Gordon Scott Venters
                                       ------------------------
                                       Gordon Scott Venters
                                       President and Chief Executive Officer

                                       /s/ Todd Nugent
                                       ------------------------
                                       Todd Nugent, Director

                                       /s/ Robert M. Ingria
                                       ------------------------
                                       Robert M. Ingria, Director

                                  MAGICINC.COM

                          INDEX TO FINANCIAL STATEMENTS

      Independent Auditors' Report..........................................F-2

      Financial Statements:

         Balance Sheet as of October 31, 2000 and October 31, 1999..........F-3

         Statement of Operations for the Years Ended October 31, 2000
           and October 31, 1999 ............................................F-4

         Statement of Cash Flows for the Years Ended October 31, 2000
           and October 31, 1999.............................................F-5

         Statement of Changes in Stockholders' Deficit for the Years
           Ended October 31, 2000 and October 31, 1999......................F-6

         Notes to Financial Statements......................................F-7

                                Cronin & Company
                          Certified Public Accountants
                             1574 Eagle Nest Circle
                          Winter Springs, Florida 32708



Board of Directors and Shareholders
Magicinc.com
Fort Lauderdale, Florida

         We have audited the accompanying balance sheet of Magicinc.com as of October 31, 2000 and October 31, 1999 and the related statements of operations, cash flows and stockholders' deficit for the years then ended. The financial statements are the responsibility of the directors. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards except as described in the last paragraph. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magicinc.com as of October 31, 2000 and October 31, 1999 and the results of its operations, its cash flows and changes in stockholders' deficit for the year and ten months then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses of approximately $5,800,000 through October 31, 2000. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. Its plan is included in Note 9 of the financial statements. The Company has primarily funded its operations through the sale of its common stock and proceeds of debt borrowings. There can be no assurance that the Company will be able to do so in the future, and, if so, provide it with sufficient capital and on terms favorable to the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise from the outcome of these uncertainties.

February 8, 2001

/s/ Cronin & Company

Cronin & Company
Certified Public Accountants

                                  MAGICINC.COM

                                  Balance Sheet
                      October 31, 2000 and October 31, 1999
     See Summary of Accounting Policies and Notes to Financial Statements.

                                     ASSETS

                                                            October 31,
                                                       2000            1999
                                                     --------        --------
Current Assets:
  Cash and Cash Equivalents                          $ 17,129        $ 20,515

  Deposit Receivable                                   10,000               0

  Subscriptions Receivable on Convertible
     Debentures                                             0         150,000
                                                     --------        --------
   Total Current Assets                                27,129         170,515

Property and Equipment-Net                             10,926             351
                                                     --------        --------
Total Assets                                         $ 38,055        $170,866
                                                     ========        ========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts Payable-Trade and
     Accrued Expenses Payable                        $ 12,794        $ 24,370

  Accrued Officer's Salary under
     Employment Agreement                             278,444         186,111

  Liability to Issue Common Stock                           0           5,250
                                                     --------        --------
   Total Current Liabilities                          291,238         215,731

Long-term Debt:
              -Other                                        0         250,804
              -Related Parties                              0          21,908
                                                     --------        --------
Total Liabilities                                     291,238         488,443
                                                     --------        --------
Stockholders' Deficit:
  Common Stock 13,632,505 and 3,944,024
     Shares Issued                                    231,703        (317,577)

  Subscription Receivable                             (20,000)              0

  Deficit Accumulated During Development Stage
     since Quasi-Reorganization October 31, 1999     (464,886)              0
                                                     --------        --------

   Total Stockholders' Deficit                       (253,183)       (317,577)
                                                     --------        --------

Total Liabilities & Stockholders' Deficit            $ 38,055        $170,866
                                                     ========        ========

                                  MAGICINC.COM

                             Statement of Operations
                      October 31, 2000 and October 31, 1999
      See Summary of Accounting Policies and Notes to Financial Statements.


                                              Fiscal Year Ended    Ten Months Ended
                                               October 31, 2000     October 31, 1999
                                               ----------------     ----------------
Net Sales                                          $        0         $   46,240

Costs Applicable to Sales and Revenue                       0                  0
                                                   ----------         ----------

Gross Profit                                                0             46,240

Selling, General and Administrative Expenses          381,294            161,639
Interest                                               83,592                  0
                                                   ----------         ----------
(Loss) before Income Taxes and Extraordinary
  Item                                               (464,886)          (115,399)

Extraordinary Item-Gain Realized upon
   Debt Restructuring                                       0            259,500
                                                   ----------         ----------
Net Income (Loss) before Income Taxes                (464,886)           144,101

Income Tax Expense                                          0                  0
                                                   ----------         ----------
Net Income (Loss)                                  $ (464,886)        $  144,101
                                                   ==========         ==========
Basic Net Income (Loss) Per Share                  $    (0.09)        $     0.05
                                                   ==========         ==========
Weighted Average Common Shares Outstanding          5,338,173          3,096,906
                                                   ==========         ==========


                                  MAGICINC.COM

                             Statement of Cash Flows
                      October 31, 2000 and October 31, 1999
      See Summary of Accounting Policies and Notes to Financial Statements.


                                                     Fiscal Year      Ten Months
                                                        Ended            Ended
                                                  October 31, 2000   October 31, 1999
                                                  ----------------   ----------------
Operating Activities:

Net Income (Loss)                                  $ (464,886)        $  144,101

Non-cash Expenses Included in Net Income (Loss)
  Depreciation                                          2,287                234
  Amortization of Original Issue Discount              50,000                  0
  Stock Issued for Services                            81,780                  0
  Extraordinary Item                                        0           (259,500)

Adjustments to Reconcile Net Loss to Cash

Provided (Consumed) by Operating Activities:

  Increase in Accounts Payable and Accruals            80,757             95,981
                                                   ----------         ----------
Cash Consumed by Operating Activities                (250,062)           (19,184)


Financing Activities:

Proceeds from the Issuance of Common Stock            242,250             57,104
Proceeds of Long-term Borrowings                      143,500
(Payment) of Long-term Debt                          (122,714)            (7,270)
(Payment) of Long-term Debt-Related Parties                 0            (12,196)
Advances from Related Parties                           6,500                  0
                                                   ----------         ----------
Cash Generated by Financing Activities                269,536             37,638

Investing Activities:

Acquisition of Fixed Assets                           (12,862)                 0
Refundable Advances                                   (10,000)                 0
                                                   ----------         ----------
Cash Consumed by Investing Activities                 (22,862)                 0


Change in Cash                                         (3,388)            18,454
Cash and Cash Equivalents-Beginning                    20,515              2,061
                                                   ----------         ----------
Cash and Cash Equivalents-Ending                   $   17,127         $   20,515
                                                   ==========         ==========


                                  MAGICINC.COM

                  Statement of Changes in Stockholders' Deficit
                      October 31, 2000 and October 31, 1999
      See Summary of Accounting Policies and Notes to Financial Statements.


                                           Common           Common                                   Total
                                           Stock             Stock              Accumulated      Stockholders'
                                           Shares         Paid-in-Capital         Deficit            Deficit
                                           ------         ---------------         -------            -------
Balance December 31, 1998                 2,754,024        $ 4,926,256          $(5,485,039)        $(558,783)

Shares Issued in Exchange for Cash          580,000             97,104

Shares Issued in Payment for Services       610,000                  0

Reclassification of Paid In Capital
  to Accumulated Deficit as a
  Quasi-Reorganization                                      (5,340,937)           5,340,937

Net Income for Year Ended
  October 31, 1999                                                                  144,102
                                         ----------        -----------          -----------         ---------
Balance October 31, 1999                  3,944,024        $  (317,577)         $         0         $(317,577)


Shares Issued in Exchange for Cash        4,747,500            262,250

Shares Issued as Part of
  Debt Settlement Agreement                  75,000              5,250

Shares Issued in Payment for
  Services and Other                      1,635,600             81,780

Shares Issued upon Conversion
  of Debt                                 3,230,381            150,000

Original Issue Discount on
   Convertible Debt                               0             50,000

Subscription Receivable                                        (20,000)

Net Loss for Year Ended
  October 31, 2000                                                                 (464,886)
                                         ----------        -----------          -----------         ---------
Balance October 31, 2000                 13,632,505        $   211,703          $  (464,886)        $(253,183)
                                         ==========        ===========          ===========         =========


                                  MAGICINC.COM

                   Summary of Significant Accounting Policies
            Fiscal Years Ended October 31, 2000 and October 31, 1999

Change in Accounting Year

         Beginning January 1, 1999, the Company changed its accounting reporting period from a calendar year ending December 31 to a fiscal year ending October 31. The financial statements, accordingly, present the results of operations, changes in stockholders' deficit and cash flows for the twelve month period ended October 31, 2000 and the ten months ended October 31, 1999.

Quasi-Reorganization

         As of October 31, 1999, the Company concluded its period of reorganization by reaching a settlement agreement with all its significant creditors. The Company, as approved by its Board of Directors, has elected to state its October 31, 1999, balance sheet as a "quasi-reorganization", pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in-capital. The Company will report future earnings as retained earnings from November 1, 1999 forward.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents

         For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment

         Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Revenue Recognition

         Sales are recognized when a product is delivered or shipped to the customer and all material conditions relating to the sale have been substantially performed. Film production costs are capitalized as film cost inventory and are amortized using the individual-film-forecast-computation method over the licensing period.

Stock Based Compensation

         Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25 but has made the required SFAS 123 pro forma disclosures in accordance with SFAS 123.

Fair Value of Financial Instruments

         Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2000. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, marketable securities, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

 Earnings Per Common Share

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same as the impact of potential common shares is anti-dilutive.

Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Impairment of Long-lived Assets

         The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on Long-lived assets used in operations and goodwill when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the asset.

Recent Accounting Pronouncements

         Effective for periods beginning after December 15, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating statements in interim financial statements issued to the public. The Company has not determined the impact the adoption of this new accounting standard will have on its future financial statements and disclosures.

                                  MAGICINC.COM

                          NOTES TO FINANCIAL STATEMENTS
            Fiscal Years Ended October 31, 2000 and October 31, 1999

1. The Company:

Magicinc.com (the "Company") is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. It changed its name in 1999. Through the period ended October 31, 1999, the Company devoted substantially all its efforts to reorganizing its financial affairs and settling its debt obligations. During the fiscal year ended October 31, 2000, the Company was engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet.

2. Notes Payable and Long-term Debt:

In January 1998 the Company settled the first of three troubled debt obligations. Significant concessions were granted by the creditors that resulted in the recognition of Extraordinary Gain on the settlement of these debts. The Company's common stock has been valued at fair market value, if recent trading data existed, where it was included as part of the settlement. The shares issued as part of the Settlement of Obligation A were valued at $5,250 or $0.07 per share which approximated market value at the date of issuance in November 1999. A summary of these obligations and their respective settlements is as follows:

                                    Carrying Value         Total              Extraordinary
Note or        Settlement          on Restructuring       Amount of          Gain Recognized
Obligation        Date                   Date            Settlement         Year ended 10/31/99
----------        ----                   ----            ----------         -------------------
 A           August 23, 1999          $   220,000          *10,500                  209,500
 B          November 19, 1999             100,000           50,000                   50,000
                                      -----------         --------               ----------
                Totals                $   320,000         $ 60,500               $  259,500
                                      ===========         ========               ==========
---------------------------------------------------------------------------------------------
*Includes  75,000 shares of common stock

     (Notes to Financial Statements Cont'd)

3. Income Taxes:

The Corporation has approximately $5,800,000 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2015. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. A summary of the deferred tax asset presented on the accompanying balance sheet is as follows:

-------------------------------------------------------------------------------------------
                                                            Oct. 31, 2000   Oct. 31, 1999
                                                            -------------   -------------
Federal Deferred Tax Asset Relating to Net Operating Losses   $ 2,072,679    $ 1,906,715
State Deferred Tax Asset Relating to Net Operating Losses         290,291        267,047
Less: Valuation Allowance                                      (2,362,970)    (2,173,762)
                                                              -----------    -----------
Total Deferred Tax Asset                                      $         0    $         0
                                                              ===========    ===========
-------------------------------------------------------------------------------------------

4. Commitments:

Facilities

The Company is leasing an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center.

The lease is for a term of two years beginning June 1, 2000 and ending May 31, 2002. The rent for the property was initially scheduled as follows:

         June 1, 2000 through July 31, 2000           Rent waived by Landlord
         August 1, 2000 through November 30, 2000         $4,000 / month
         December 1, 2000 through May 31, 2001            $4,500 / month
         June 1, 2001 through November 30, 2001           $5,000 / month
         December 1, 2001 through May 31, 2002            $5,300 / month

Building renovations have not been completed and a certificate of occupancy has not been issued. The landlord has waived additional rent payments. Upon issuance of a certificate of occupancy, the lease terms may be modified. The Company has entered into an agreement to purchase the building no later than May 31, 2002 for $480,000 subject to standard conditions. The landlord/seller has agreed to pay up to $26,935 for repairs to the building.

Future rental commitments are as follows:

         Year ending October 31, 2001        $ 43,000
         Year ending October 31, 2002          36,800


Employment Agreements

The Company was obligated under several employment agreements, the terms of which have expired without being renewed. The contracts provided minimum cash compensation to the contracted employees. In addition to the cash compensation, the employees were also entitled to receive approximately 800,000 shares of common stock through stock grants and options to acquire the Company's common stock at $0.0001 per share. The following table summarizes these arrangements:

                                                                                                   Termination
                                                                       Initial                        Clause
                                                                       Annual           Stock         Salary        Change in
                                    Commencement                        Cash            Options    Continuation      Control
    Name            Position            Date             Term         Compensation      Granted       Period       Arrangement
------------------------------------------------------------------------------------------------------------------------------
G. Scott Venters  President/Chief    Oct. 1, 1997       3 Yrs.          $ 75,000        750,000         None            No
                  Executive Officer
------------------------------------------------------------------------------------------------------------------------------

     (Notes to Financial Statements Cont'd)

Mr. G. Scott Venters' agreement provided for increases in year two to $100,000 and year three to $133,000. Accruals of Mr. Venters' salary have continued after the end of the term of the agreement at the same monthly rate as in the final year of the agreement. The earned but unpaid portion of Mr. Venters' compensation is carried as a current payable and reflects any payments made through October 31, 1999 and October 31, 2000. The amounts owing on those dates were $186,111 and $278,444, respectively.

5. Stockholders' Equity:

Stock Issued for Services:

During the year 1998 and the fiscal year ended October 31, 1999, the Company issued an aggregate of 1,575,366 common shares, or about 40% of the outstanding common stock at October 31, 1999, for professional services, consulting and employment. There was no valuation reflected due to the fact that only a limited and sporadic trading market existed at the time of issuance and the shares were restricted as to transfers and the Company had a negative tangible book value. During fiscal year 2000, the Company issued 1,635,600 additional shares for services at a valuation of $81,780, which approximated market value.

Stock Issued in Payment of Long-term Debt:

During 1998-1999 the Company also issued or promised to issue 175,000 shares of its common stock as part of the settlement agreements in satisfaction of $467,000 of its long-term debt. This transaction has been recorded at the value of the stock at the date of agreement where a fair market value could be determined. In fiscal year 2000, 75,000 shares were issued as part of the promised settlement. These shares were valued at $5,250, which approximated market value.

Stock Issued upon Conversion of Debentures:

During fiscal year 2000, the Company issued 3,230,381 shares of its common stock upon conversion of $150,000 of principal amount of Series A convertible debentures.

Stock Based Compensation:

Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting. The Company has elected to continue to account for stock based compensation to employees under APB 25. APB 25 recognizes compensation expense for options granted to employees only when the market price of the stock exceeds the grant exercise price at the date of the grant. The amount reflected as compensation expense is measured as the difference between the exercise price and the market value at the date of the grant.

     (Notes to Financial Statements Cont'd)

SFAS 123 requires pro forma disclosures regarding net income and earnings per share as if the compensation expense had been determined in accordance with the fair value based method described in SFAS 123. The Company estimates the fair value of each stock option at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants issued.

                  Dividend Yield                              None
                  Expected Life                              2 Years
                  Expected Volatility                         68%
                  Risk-free Interest Rate                      6%

A summary of employee and non-employee options and warrants granted and exercised for each of the fiscal years ended October 31, 1999 and October 31, 2000 is presented below:

                                               1999                       2000
                                              ------                      ----
                                                    Weighted                  Weighted
                                                     Average                   Average
                                         Shares     Exercise         Shares    Exercise
                                                       Price                     Price
----------------------------------------------------------------------------------------
Balance at Beginning of Year            125,000      $ 0.0001             0         -
  Grants Made During Year:
    Employment Agreements                     0             -             0         -
    Other                                     0             -             0         -
  Less: Options Exercised During Year   125,000        0.0001             0         -
  Less: Options that Expired During Year      0             -             0         -
                                        -------      --------       -------     -----
Amount of Options Outstanding
 at End of Fiscal Year                        0             -             0
                                        =======      ========       =======     =====

----------------------------------------------------------------------------------------
Options Exercisable at Year End           None       $   N/A          None      $ N/A
----------------------------------------------------------------------------------------
Weighted Average Fair Value of Options
Granted During Year                                  $   N/A                    $ N/A
----------------------------------------------------------------------------------------

     (Notes to Financial Statements Cont'd)

6. Related Party Transactions:

Mr.  Gordon  Scott  Venters is employed  as the  Company's  President  and Chief
Executive Officer, pursuant to a three-year employment agreement beginning October 1, 1997. The agreement provides for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, Mr. Venters has, with the approval of the Board of Directors, continued in his positions with the Company and his salary has continued to accrue at the same level as in the last year of the agreement. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through October 31, 1999 and October 31, 2000. The amounts owing on those dates were $186,111 and $278,444, respectively.

In addition to cash compensation, the Company granted Mr. Venters options to purchase 750,000 shares of the Company's common stock at $0.0001 per share. As of October 31, 2000, Mr. Venters had exercised all of these options.

Mr. Venters also has an option to acquire an additional 500,000 shares at $0.0001 per share upon the successful procurement of financing for the motion picture "Liberty City".

7. Supplemental Cash Flow Information:

Selected non-cash investing and financing activities are summarized as follows:

                                                            2000          1999
--------------------------------------------------------------------------------
Non-cash Equity Transactions:

Issuance of Common Stock to Retire Debt                    $   5,250        $ 0
Issuance of Common Stock upon Conversion of Debentures       150,000          0
--------------------------------------------------------------------------------

     (Notes to Financial Statements Cont'd)

8. Subsequent Events:

In the first quarter of fiscal year 2001, the Company issued a total of 850,000 shares of its common stock, of which 200,000 shares were issued for cash and 650,000 shares were issued for services.

In January 2001, the Company received $130,500 (net of expenses of $19,500) from its offering of 5% Senior Subordinated Convertible Redeemable Debentures. These Debentures entitle the holder to convert incremental face amounts of $10,000 into the Company's common stock at 70% of the average closing bid price of the three trading days prior to the election to convert. Accrued interest may also be paid in the same fashion. At any time after 90 days, the Company has the option to redeem the debentures, in whole or in increments of $10,000, for 125% of the face amount. At the request of the debenture holders, the Company issued, in escrow, 3,250,000 shares of common stock to guarantee the stock issuance if the debenture holders elect conversion. Due to provisions of the conversion formula, the potential dilutive effect, if debentures are converted, cannot be determined at this date.

9. Ability to Continue as a Going Concern and Management Plan

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had revenue in the ordinary course of its business. Its only sales for the period January 1998 through October 31, 2000 were from the disposition of its interest in certain films. The lack of sales and recurring losses from operations raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity funding to allow it to build its Internet entertainment network, MagicInternetwork.com and to proceed with the development of its interactive nightclub concept, Cybars.com. To support its ongoing operations, additional financing must be obtained either through the sale of equity or debt.