Form 10QSB
period 2001-01-31
MAGICINC COM
filed 2001-03-22
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2001

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


                      Applicable only to corporate issuers

         As of March 20, 2001 (the most recent practicable date), there were 15,318,841 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

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


SIGNATURES

                                  MAGICINC.COM

                                  Balance Sheet
                      January 31, 2001 and October 31, 2000
     See Summary of Accounting Policies and Notes to Financial Statements.

                                     ASSETS
================================================================================
                                                   January 31,      October 31,
                                                      2001               2000
Current Assets:

  Cash and Cash Equivalents                         $  89,127        $   17,129
  Deposit Receivable                                   10,000            10,000
   Prepaid Expenses                                     18,511                0
                                                    ---------        ----------
    Total Current Assets                              117,638            27,129

Property and Equipment-Net                             13,330            10,926

Other Assets                                           61,027                 0
                                                    ---------        ----------
Total Assets                                        $ 191,995        $   38,055
                                                    =========        ==========

================================================================================
                       LIABILITIES & STOCKHOLDERS' DEFICIT
================================================================================

Current Liabilities:

  Accounts Payable-Trade and
     Accrued Expenses Payable                       $   1,929        $   12,794

   Accrued Officer's Salary Under
     Employment Agreement                             259,212           278,444

   Convertible Debentures Payable                     150,000                 0
                                                    ---------        ----------
Total Liabilities                                     411,141           291,238
                                                    ---------        ----------
Stockholders' Deficit:

  Common Stock 14,482,505 and                         392,989
     13,632,505 Shares Issued                                           231,703

  Subscription Receivable                                   0           (20,000)

  Deficit Accumulated During Development Stage
     Since Quasi Reorganization October 31, 1999     (612,135)         (464,886)
                                                    ---------        ----------
   Total Stockholders' Deficit                       (219,146)         (253,183)
                                                    ---------        ----------

Total Liabilities & Stockholders' Deficit           $ 191,995        $   38,055
                                                    =========        ==========

================================================================================

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading

                                  MAGICINC.COM

                             Statement of Operations
                      January 31, 2001 and January 31, 2000
      See Summary of Accounting Policies and Notes to Financial Statements.
=========================================================================================
                                                 Three Months Ended        Three Months Ended
                                                  January 31, 2001          January 31, 2000
                                                  ----------------          ----------------
Net Sales                                            $        0               $         0

Costs Applicable to Sales and Revenue                         0                         0
                                                     ----------               -----------

Gross Profit                                                  0                         0

Selling, General and Administrative Expenses            142,713                    88,985
Interest                                                  4,536                    18,292
                                                     ----------               -----------
(Loss} before Income Taxes and Extraordinary Item      (147,249)                 (107,277)
                                                     ----------               -----------
Net Income (Loss) before Income Taxes                  (147,249)                 (107,277)

Income Tax Expense                                            0                         0
                                                     ----------               -----------
Net Income (Loss)                                    $ (147,249)              $  (107,277)
                                                     ==========               ===========
Basic Net Income (Loss) Per Share                    $    (0.01)              $     (0.02)
                                                     ==========               ===========
Weighted Average Common Shares Outstanding           14,099,171                 4,678,389
                                                     ==========               ===========

================================================================================

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading

                                  MAGICINC.COM

                                 Statement of Cash Flows
                      January 31, 2001 and January 31, 2000
      See Summary of Accounting Policies and Notes to Financial Statements.
=========================================================================================

                                                       Three Months         Three Months
                                                          Ended                 Ended
                                                     January 31, 2001      January 31, 2000
                                                     ----------------      ----------------
Operating Activities:

Net Loss                                              $  (147,249)           $  (107,277)

Adjustments to Reconcile Net Loss to Cash

Non-Cash Expenses Included in Net Loss

  Depreciation and Amortization                             4,848                 13,817
  Stock Issued for Services                                77,000                 30,250

Consumed by Operating Activities:

  Decrease (Increase) in Accounts Payable and
    Accrued Expenses Payable                              (30,097)                18,867
                                                      -----------            -----------
Cash Consumed by Operating Activities                     (95,498)               (44,343)

Financing Activities:

Proceeds from the Issuance of Common Stock                 20,000                      0
Proceeds from the Issuance of Convertible Debentures      150,000                150,000
Cost of Issuing Convertible Debentures                    (19,500)               (19,500)
Proceeds from Subscription Receivable                      20,000                      0

Payment of Long-term Debt                                                       (100,000)

Advances to Related Parties                                     0                 (5,000)
                                                      -----------            -----------
Cash Generated by Financing Activities                    170,500                 25,500

Investing Activities:

Acquisition of Fixed Assets                                (3,004)                (1,500)
                                                      -----------            -----------
Cash Consumed by Investing Activities                      (3,004)                (1,500)

Change in Cash                                             71,998                (20,343)
Cash and Cash Equivalents-Beginning                        17,129                 20,515
                                                      -----------            -----------
Cash and Cash Equivalents-Ending                      $    89,127            $       172
                                                      ===========            ===========

================================================================================

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading

                                  MAGICINC.COM

                      Notes to Interim Financial Statements
                            January 31, 2001 and 2000
                                   (Unaudited)

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

Note 2.

Stockholders' Equity:
---------------------
Stock Issued for Services:
--------------------------
During the three month period ended January 31, 2001, the Company issued an aggregate of 650,000 shares of common stock for professional services, consulting and employment. Of these shares 50,000 shares were restricted and valued at $0.10 per share or $5,000, which approximated market value at the time of issuance. The remaining 600,000 shares were issued pursuant to the Company's 2001 Consultant Compensation Plan and were registered under Form S-8. These shares were valued at $72,000 or $0.12 per share, which approximated market value at the time of issuance.

Stock Issued for Cash:
----------------------
During the three months ended January 31, 2001, the Company issued 200,000 shares of restricted common stock at $0.10 per share for a total of $20,000.

Note 3.

Convertible Debentures:
-----------------------
In January 2001, the Company received $130,500 (net of expenses of $19,500) from its offering of $150,000 of 5% Series A Senior Subordinated Convertible Redeemable Debentures. These debentures which mature on October 20, 2001 entitle the holders to convert into the Company's common stock at 70% of the average closing bid price of the three trading days prior to the election to convert.

Upon issuance of the debentures, Original Issue Discount ("OID") in the amount of $64,286 was recorded to reflect the additional shares required to be issued under the discount feature of the conversion provision of the debentures. The OID is charged to interest expense over the term of the debentures. For the three months ended January 31, 2001, OID charged to operations totaled $3,259. At January 31, 2001, debentures in the principal amount of $150,000 remain outstanding.

Note 4.

Commitments:
------------
Facilities:
-----------
The Company is leasing an 8,500 square foot building to house its administrative and operations facilities in Fort Lauderdale, Florida. The lease term is two years beginning June 1, 2000 with rent at $4,000 per month with semi-annual increases up to $5,300 beginning in December 2001. Since the renovation of the building has not been completed and a certificate of occupancy has not yet been obtained, the landlord has waived rent payments. The Company entered into an agreement to purchase the building for $480,000 no later than May 31, 2002.

Note 5.

Subsequent Events:
------------------
Stock Issued:
-------------
During the period February 1, 2001 through March 20, 2001, the Company issued an additional 650,000 shares of common stock pursuant to the Company's 2001 Consultant Compensation Plan and the shares were registered under Form S-8. During the same period, $15,000 principal amount of the convertible debentures were converted into 186,336 shares of common stock. The total shares of common stock outstanding at March 20, 2001 were 15,318,841.

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

Three months ended January 31, 2001 and three months ended January 31, 2000

Sales
-----
         We are presently in the development stage of our Internet-related entertainment businesses. We did not have any sales in the three months ended January 31, 2001 or in the comparable three-month period ended January 31, 2000.

Cost of Sales
-------------
         The cost of sales for both quarterly periods was $0. In the quarters ended January 31, 2001 and January 31, 2000 there were no sales and, consequently, no cost of sales.

Expenses
--------
         Selling, general and administrative expenses for the quarter ended January 31, 2001 increased $53,728, or 60.4%, to $142,713 from $88,985 in the comparable 2000 quarter. The increase in selling, general and administrative expenses was primarily the result of expenses associated with the start-up of our new Internet-related entertainment business. Included in the selling, general and administrative expenses, for the current period, is the accrued but unpaid salary of our president and chief executive officer, Mr. Gordon Scott Venters, in the amount of 33,250. Also included in the expenses for the January 2001 quarter are professional consulting services paid for with the issuance of our common stock, valued at $77,000.

         During this same period, interest expense decreased to $4,536 from $18,292. The decrease in interest expense results from the conversion of our convertible debentures into common stock prior to the beginning of the fiscal quarter ended January 31, 2001.

Losses
------
         Our net loss, before taxes, for the quarter ended January 31, 2001 increased 37.3% from $107,277 to $147,249. Because we already have substantial tax carryforwards, we have not reduced our net loss for the quarter by any tax benefit and, therefore, our net loss, both before and after taxes, are the same. Our loss per share for the quarter ended January 31, 2001 was $0.01, based on 14,099,171 shares, compared to $0.02, based on 4,678,389 shares, in the previous year's comparable quarter.

         Our business plan provides for the generation of revenue in the fiscal year ended October 31, 2001 and we look forward to reducing our losses so as to operate at close to break-even level as a result of the intended launching of Cybars.com and the Magicinternetwork.com entertainment network. There can be no assurance that we will achieve or maintain profitability, or be able to reduce our losses, or that revenues will be generated or that growth can be sustained in the future.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2001, we had cash and cash equivalents of $89,127.

         We have not been able to generate cash flow from operations. In fact, our operating activities consumed $95,498 cash in the three months ended January 31, 2001 and consumed $44,343 in the three months ended January 31, 2000.

         We have been able to continue in business primarily from the receipt of cash from financing activities. In the quarter ended January 31, 2001, we issued 850,000 shares of our common stock. Of these shares, 650,000 were issued in lieu of cash, at a value of $77,000, for consulting services necessary for the upcoming launch of our Internet-based network, Cybars.com. In addition, 200,000 shares were issued for $20,000 cash.

         We also funded our cash needs through the issuance of convertible debentures in the net amount of $130,500.

         We intend to meet our cash needs over the next twelve months through the sale of additional shares of our common stock and/or convertible securities pursuant to a registration statement or an appropriate exemption from registration.

         In order to support existing and proposed operations, bank, private and/or equity financing will be necessary. However, there is no guarantee that We will be able to raise additional funds from borrowing or from the sale of our securities.

Capital Expenditures
--------------------
         We have begun to make modest capital expenditures on property and equipment during the three months ended January 31, 2001. We plan to make additional capital expenditures for further website development and to establish the magicinternetwork and CyBar concepts. We expect to spend up to $150,000 for this development and intend to contract for the completion of this work when funds are available. Our landlord has agreed to pay up to $26,935 for repairs and renovations to our new facilities.

Quasi-Reorganization
--------------------
         As of October 1999, we reached settlement agreements with all of our significant creditors. Also, by that date, we changed our business focus to become an Internet entertainment company. Our board of directors, therefore, elected to state our October 31, 1999 balance sheet as a "quasi-reorganization." In a quasi-reorganization, the deficit in retained earnings is eliminated by charging paid-in-capital. In effect, this gives our balance sheet a "fresh start." Beginning November 1, 1999 and continuing forward, we are crediting net income and charging net losses to retained earnings.

Ability to Continue as a Going Concern
--------------------------------------
         Our financial statements in this Form 10-QSB have been prepared assuming that we will continue as a going concern. We have not had revenue in the ordinary course of business. Our only revenue in recent years has been from the disposition of our interest in certain films. The lack of sales and recurring losses from operations raises substantial doubt about our ability to continue as a going concern. We estimate that we will need approximately $200,000 to fund our operations for the next twelve months. Our plan regarding these matters is to seek further equity funding to allow us to meet our cash needs and to build our fledgling Internet entertainment network, Cybars.com and Magicinternetwork.com. However, in order to support ongoing operations for the next twelve-month period, additional financing must be obtained either through the sale of equity or borrowing.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the period from November 1, 2000 through January 31, 2001, the first quarter of our fiscal year, we issued 850,000 shares of our common stock. Of these shares, 650,000 were issued for services and 200,000 were issued for cash.

         In November 2000, our Board of Directors established the 2001 Consultant Compensation Plan, which offers certain of our outside consultants who assist in the development and success of our business, the opportunity to participate in a compensation plan designed to reward them for their services and to encourage them to continue to provide us with services. The total number of shares of common stock, which may be granted or sold under this plan, shall not exceed a total of 1,500,000 shares. The effective date of the plan is November 17, 2000 and will expire November 17, 2010.

         Of the 650,000 shares issued for services, 600,000 were issued pursuant to the Plan. We issued 500,000 of these shares in November 2000 and 100,000 shares in January 2001. The shares were valued at $0.12 per share, which approximated market value at the time of issuance. The recipients under the Plan are listed below.

 In November 2000
       Richard P. Greene, Esq.         50,000     Legal services
       Inger Garcia, Esq.             100,000     Legal services
       Paul Montle                    100,000     Internet consulting
       Jeff Scholnick                 100,000     Film consulting
       Ken Oxsilida                   200,000     Advertising consulting

 In January 2001
       Inger Garcia, Esq.              50,000     Legal services
                                      -------
           Total                      600,000
                                      =======

         The remaining 50,000 shares of our common stock issued for services went to Ernesto Estrada for consulting services. The stock was valued at $5,000 or $0.10 per share, which approximated market value. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient is a sophisticated investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

         In January 2001, we issued 200,000 shares of our common stock to Dr. Harold K. Terry at $0.10 per share, for a total of $20,000. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is a sophisticated investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes. We used the $20,000 proceeds of the sale for general working capital requirements and debt repayment.

         In January 2001, we received $130,500 (net of expenses of $19,500) from our offering of 5% Class A senior subordinated convertible redeemable debentures. Pursuant to an October 1999 authorization. We issued $50,000 principal amount to each of three accredited investors for a total of $150,000. These debentures entitle the holder to convert incremental face amounts of $10,000 into our common stock at 70% of the average closing bid price of the three trading days prior to the election to convert. Accrued interest may also be paid in the same fashion. At any time after 90 days, we have the option to redeem the debentures, in whole or in increments of $10,000, for 125% of the face amount. At the request of the debenture holders, we issued, in escrow, 3,250,000 shares of common stock to guarantee the stock issuance if the debenture holders elect conversion. Due to provisions of the conversion formula, the potential dilutive effect, if debentures are converted, cannot be determined at this date.

         As of January 31, 2001, we had 14,482,505 shares of common stock outstanding. We do not include, in the total outstanding, the shares held in escrow, referred to in the previous paragraph.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Subsequent events

         During the period February 1, 2001 through March 20, 2001, we issued 650,000 shares of common stock pursuant to the Company's 2001 Consultant Compensation Plan and the shares were registered under Form S-8. During the same period, $15,000 principal amount of the convertible debentures were converted into 186,336 shares of common stock. The total number of shares of common stock outstanding at March 20, 2001 was 15,318,841.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         None

         (b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended January 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MAGICINC.COM

March 22, 2001                 By: /s/ Gordon Scott Venters
                                   ------------------------
                                   Gordon Scott Venters
                                   President and Chief Executive Officer