Form 10QSB
period 2001-04-30
MAGICINC COM
filed 2001-06-19
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

                                    000-29921
                             ----------------------
                             Commission file number

                                  MAGICINC.COM
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                                  65-0494581
              --------                                  ----------
      (State of incorporation)           (IRS Employer Identification Number)

                            530 North Federal Highway
                         Fort Lauderdale, Florida 33301
                      -------------------------------------
                     (Address of principal executive office)

                                 (954) 764-0579
                            -------------------------
                           (Issuer's telephone number)

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

                                    Yes [X] No [ ]

                         Applicable only to corporate issuers

         As of June 14, 2001 (the most recent practicable date), there were 21,143,841 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

               Transitional Small Business Disclosure Format (check one)
                                    Yes [ ] No [X]

                                  Magicinc.com

                          Form 10-QSB Quarterly Report

                                      INDEX

PART I             FINANCIAL INFORMATION                                   PAGE

         Item 1      Financial statements                                    3

         Item 2      Management's discussion and analysis of
                       financial condition and results of operations         8

PART II            OTHER INFORMATION

         Item 1      Legal proceedings                                      12

         Item 2      Changes in securities and use of proceeds              12

         Item 3      Defaults upon senior securities                        13

         Item 4      Submission of matters to a vote of security holders    13

         Item 5      Other information                                      13

         Item 6      Exhibits and reports on Form 8-K                       13


SIGNATURES                                                                  14

                                  MAGICINC.COM

                                  Balance Sheet
                 April 30, 2001 (unaudited) and October 31, 2000
              See Notes to Interim Unaudited Financial Statements.

                                     ASSETS
================================================================================
                                                   April 30,         October 31,
                                                      2001               2000
                                                   (unaudited)
Current Assets:
  Cash and Cash Equivalents                         $  14,546        $   17,129
  Loans Receivable                                     14,000                 0
  Deposit Receivable                                        0            10,000
  Prepaid Expenses                                      2,906                 0
                                                    ---------        ----------
    Total Current Assets                               31,452            27,129

Property and Equipment-Net                             15,178            10,926

Other Assets                                           12,502                 0
                                                    ---------        ----------
       Total Assets                                 $  59,132        $   38,055
                                                    =========        ==========

================================================================================
                       LIABILITIES & STOCKHOLDERS' DEFICIT
================================================================================

Current Liabilities:
   Accounts Payable-Trade and
     Accrued Expenses Payable                       $  28,714         $  12,794

   Accrued Officer's Salary Under
     Employment Agreement                              75,819           278,444

   Convertible Debentures Payable                      27,475                 0
                                                    ---------        ----------
       Total Liabilities                              132,008           291,238
                                                    ---------        ----------
Stockholders' Deficit:
   Preferred Stock, Series A Convertible
      3,076,923 Shares Issued and                     200,000
      -0- Shares Issued                                                       0

   Common Stock 18,968,841 and                        611,014
     13,632,505 Shares Issued                                           231,703

   Subscription Receivable                                  0           (20,000)

   Deficit Accumulated During Development Stage
     Since Quasi-reorganization October 31, 1999     (883,890)         (464,886)
                                                    ---------        ----------
       Total Stockholders' Deficit                    (72,876)         (253,183)
                                                    ---------        ----------
       Total Liabilities & Stockholders' Deficit    $  59,132        $   38,055
                                                    =========        ==========

================================================================================
The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                  MAGICINC.COM

                             Statement of Operations
                        April 30, 2001 and April 30, 2000
                                   (unaudited)

              See Notes to Interim Unaudited Financial Statements.
==================================================================================================================================
                                                 Three Months Ended   Three Months Ended     Six Months Ended     Six Months Ended
                                                   April 30, 2001       April 30, 2000        April 30, 2001        April 30, 2000
                                                     (unaudited)          (unaudited)          (unaudited)            (unaudited)
                                                  ----------------     ----------------      ----------------     ----------------
Net Sales                                            $        0           $         0          $        0            $         0

Costs Applicable to Sales and Revenue                         0                     0                   0                      0
                                                     ----------           -----------          ----------            -----------
Gross Profit                                                  0                     0                   0                      0

Selling, General and Administrative Expenses            203,362                70,404             346,075                159,389

Interest Expense                                         68,393                31,102              72,929                 49,394
                                                     ----------           -----------          ----------            -----------
Net Income (Loss) before Income Taxes                  (271,755)             (101,506)           (419,004)              (208,783)

Income Tax Expense                                            0                     0                   0                      0
                                                     ----------           -----------          ----------            -----------
Net Income (Loss)                                    $ (271,755)          $  (101,506)         $ (419,004)           $  (208,783)
                                                     ==========           ===========          ==========            ===========
Basic Net Income (Loss) Per Share                    $   (0.015)          $    (0.022)         $   (0.037)           $    (0.045)
                                                     ==========           ===========          ==========            ===========
Weighted Average Common Shares and Equivalents
 Outstanding                                         18,165,771             4,596,251          11,422,080              4,637,320
                                                     ==========           ===========          ==========            ===========

================================================================================
The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                  MAGICINC.COM

                             Statement of Cash Flows
                      April 30, 2001 and April 30, 2000
                                   (unaudited)

              See Notes to Interim Unaudited Financial Statements.
========================================================================================

                                                        Six Months         Six Months
                                                          Ended               Ended
                                                     April 31, 2001      April 30, 2000
                                                    ----------------    ----------------
Operating Activities:
Net Loss                                               $  (419,004)          $  (208,783)

Adjustments to Reconcile Net Loss to Cash
Non-Cash Expenses Included in Net Loss

  Depreciation and Amortization                             58,598                47,365
  Stock Issued for Services                                172,500                38,280

Consumed by Operating Activities:
  (Decrease) Increase in Accounts Payable and
    Accrued Expenses and Executive Officer's
    Salaries Payable                                      (186,705)               49,276
  Increase in Other Operating Assets                        14,000                     0
                                                       -----------           -----------
Cash Consumed by Operating Activities                     (360,611)              (73,862)

Financing Activities:
  Proceeds from the Issuance of Preferred Stock            200,000                     0
  Proceeds from the Issuance of Common Stock                20,000                25,000
  Proceeds from Subscription Receivable                     20,000                     0
  Proceeds from the Issuance of Convertible Debentures     150,000               150,000
  Cost of Issuing Convertible Debentures                   (19,500)              (19,500)
  Payment of Convertible Debenture by Conversion           122,525                     0
  Issuance of Common Stock for Convertible Debentures     (122,525)                    0
  Payment of Long-term Debt                                      0              (100,000)
  Advances to Related Parties                              (14,000)                6,500
                                                       -----------           -----------
Cash Generated by Financing Activities                     356,500                62,000

Investing Activities:
  Acquisition of Fixed Assets                               (5,552)               (7,411)
  Receipt of Deposit Receivable                             10,000                     0
  Provision of Security Deposit on Lease                    (2,920)                    0
                                                       -----------           -----------
Cash Provided by Investing Activities                        1,528                (7,411)

Change in Cash                                              (2,583)              (19,273)

Cash and Cash Equivalents-Beginning                         17,129                20,515
                                                       -----------           -----------
Cash and Cash Equivalents-Ending                       $    14,546           $     1,242
                                                       ===========           ===========

================================================================================
The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                  MAGICINC.COM

                      Notes to Interim Financial Statements
                             April 31, 2001 and 2000
                                   (Unaudited)

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

Note 2.

Stockholders' Equity:
---------------------
Stock Issued for Services:
--------------------------
During the three months ended April 30, 2001, the Company issued 1,050,000 shares of common stock for professional services, consulting and employment. Of these shares, 400,000 shares were restricted shares and valued at $31,000 (100,000 shares @$0.10 and 300,000 shares @ $0.07), which approximated market at the time of issuance. The remaining 650,000 shares were issued pursuant to the Company's 2001 Consultant Compensation Plan and were registered under Form S-8. These shares were valued at the approximate market value at the time of issuance (between $0.06 and $0.15 per share) for a total of $64,500.

Note 3.

Convertible Debentures:
-----------------------
In January 2001, the Company received $130,500 (net of expenses of $19,500) from its offering of $150,000 of 5% Series A Senior Subordinated Convertible Redeemable Debentures. These debentures which mature on October 20, 2001 entitle the holders to convert into the Company's common stock at 70% of the average closing bid price of the three trading days prior to the election to convert. During the three months ended April 30, 2000, $122,525 principal amount of the debentures were converted into 3,436,336 shares of common stock.

Upon issuance of the debentures, Original Issue Discount ("OID") in the amount of $64,286 was recorded to reflect the additional shares required to be issued under the discount feature of the conversion provision of the debentures. The OID is charged to interest expense over the term of the debentures. For the three months ended April 30, 2001, OID charged to operations totaled $51,445.

Note 4.

Preferred Stock
---------------
On March 23, 2001, the Company issued 3,076,923 shares of restricted Series A Preferred Stock to its president in exchange for the elimination of $200,000 of debt owed to him. Each share of preferred stock is convertible into one share of common stock at the holder's option. The rights of the preferred stock are identical to those of the common stock except for voting rights. The preferred stock was valued at $0.065 per share, which represents the average price of the common stock on March 22, 2001.

Note 5.

Commitments:
------------
Facilities:
-----------
The Company is leasing an 8,500 square foot building to house its administrative and operations facilities in Fort Lauderdale, Florida. The lease term is two years beginning June 1, 2000 with rent at $4,000 per month with semi-annual increases up to $5,300 beginning in December 2001. Since the renovation of the building had not been completed and a certificate of occupancy had not yet been obtained, rent payments have been waived through May 31, 2001. In June 2001, a certificate of occupancy was issued. The Company is party to an agreement to purchase the building for $480,000 no later than May 31, 2002.

Note 6.

Subsequent Events:
------------------
During the period May 1, 2001 through June 14, 2001, the Company issued 125,000 shares of common stock pursuant to the Company's 2001 Consultant Compensation Plan and the shares were registered under Form S-8. During the same period, 1,369,119 shares of common stock were exchanged for $27,775 principal amount of convertible debentures plus interest on $150,000 of the debentures. In addition the Company sold 200,000 shares of common stock, for cash, and exchanged an additional 480,881 shares in conversion of debentures. As of June 14, 2001 there were 21,143,841 shares of common stock outstanding.

In May 2001, the Company received $130,500 (net of expenses of $19,500) from an offering of $150,000 of 5% Series A Senior Subordinated Convertible Redeemable Debentures. These debentures mature on October 20, 2001 and entitle the holders to convert into the Company's common stock at 70% of the average closing bid price of the three trading days prior to the election to convert.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We are a development stage Internet entertainment company with plans to engage in the distribution, promotion and production of varied forms of entertainment.

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

RESULTS OF OPERATIONS

         The following discussion and analysis provides information our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Three months ended April 30, 2001 and three months ended April 30, 2000

Sales
-----
         We are presently in the development stage of our Internet-related entertainment businesses. We did not have any sales in the three months ended April 30, 2001 or in the comparable three-month period ended April 30, 2000.

Cost of Sales
-------------

         The cost of sales for both quarterly periods was $0. In the quarters ended April 30, 2001 and April 30, 2000 there were no sales and, consequently, no cost of sales.

Expenses
--------

         Selling, general and administrative expenses for the quarter ended April 30, 2001 increased $132,957 or 88.8%, to $203,361 from $70,404 in the comparable 2000 quarter. The increase in selling, general and administrative expenses was primarily the result of expenses associated with the start-up of our new Internet-related entertainment business known as Cybars. Included in the selling, general and administrative expenses, for the current period, is the accrued but unpaid salary of our president and chief executive officer, Gordon Scott Venters, in the amount of $33,250. Also included in the expenses for the April 2001 quarter are professional consulting services paid for with the issuance of our common stock, valued at $95,500.

         During this same period, interest expense increased $37,291 or 119.9% from $31,102 to $68,393. The increase in interest expense, resulted primarily from the amortization of the original issue discount ("OID") of our convertible debentures. The OID is computed based on a 30% "discount to market" conversion formula.

Losses
------

         Our net loss, before taxes, for the quarter ended April 30, 2001 increased 167.7% from $101,506 to $271,754. Because we already have substantial tax carryforwards, we have not reduced our net loss for the quarter by any tax benefit and, therefore, our net loss, both before and after taxes, is the same. Our loss per share for the quarter ended April 30, 2001 was $0.015, based on 18,165,771 shares, compared to $0.022, based on 4,678,389 shares, in the previous year's comparable quarter. The number of shares used to determine per share results, in the quarter ended April 30, 2001, includes the shares of Series A Preferred Stock as if they were converted into common stock at the date of issuance.

Six months ended April 30, 2001 and six months ended April 30, 2000

Sales
-----

         We did not have any sales in the six months ended April 30, 2001 or in the comparable six-month period ended April 30, 2000.

Cost of Sales
-------------

         The cost of sales for both six-month periods was $0. In the six months ended April 30, 2001 and April 30, 2000 there were no sales and, consequently, no cost of sales.

Expenses
--------

         Selling, general and administrative expenses for the six months ended April 30, 2001 increased $186,686 or 117.1%, to $346,075 from $159,389 in the comparable 2000 six-month period. The increase in selling, general and administrative expenses was primarily the result of expenses associated with the start-up of our new Internet-related entertainment business known as Cybars. Included in the selling, general and administrative expenses, for the current period, is the accrued but unpaid salary of our president and chief executive officer, Gordon Scott Venters, in the amount of $66,500. Also included in the expenses for the April 2001 six-month period are professional consulting services paid for with the issuance of our common stock, valued at $172,500.

         During this same six-month period, interest expense increased $23,535 or 47.6% from $49,394 to $72,929. The increase in interest expense, resulted primarily from the length of time the convertible debentures were outstanding during the respective periods.

Losses
------

         Our net loss, before taxes, for the six months ended April 30, 2001 increased 100.7% from $208,783 to $419,004. Our loss per share for the six months ended April 30, 2001 was $0.037, based on 11,422,080 shares, compared to $0.045, based on 4,678,389 shares, in the previous year's comparable six-month period. The number of shares used to determine per share results, in the six-month period ended April 30, 2001, includes the shares of Series A Preferred Stock as if they were converted into common stock at the date of issuance.

PLAN

         Our business plan provides for the generation of revenue in the fiscal year ended October 31, 2001 and we look forward to reducing our losses so as to operate at close to break-even level as a result of the intended launching of Cybars.com and the Magicinternetwork.com entertainment network. There can be no assurance that we will achieve profitability, or be able to reduce our losses, or that revenues will be generated or that growth can be sustained in the future.

         We plan to continue to sign nightclubs in Fort Lauderdale to our Cybars network. At present, there are six nightclubs officially signed and wired. We expect to formally begin to sign members when we have ten select clubs as part of the program. Only when we are satisfied that the system is perfected, technologically and from a business viewpoint, we will expand our club network to South Beach in Miami and then to other areas of Florida. There is no assurance that we will be successful in obtaining a sufficient number of members to be profitable.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2001, we had cash in the amount of $14,546.

         We have not been able to generate cash flow from operations. In fact, our operating activities consumed $360,611 cash in the six months ended April 30, 2001 and consumed $73,862 in the six months ended April 30, 2000.

         We have been able to continue in business primarily from the receipt of cash from financing activities. In the six months ended April 30, 2001, we issued 5,336,336 shares of our common stock. Of these shares, 1,700,000 were issued in lieu of cash, at a value of $172,500 for consulting services necessary for the upcoming launch of our Internet-based network, Cybars. In addition, 200,000 shares were issued for $20,000 cash. The balance of the shares were used for conversion of debentures. We also issued 3,076,923 shares of Series A Preferred Stock for $200,000, which was used to reduce accrued salaries, payable to our president. During the period, we issued convertible debentures in the net amount of $130,500.

         We intend to meet our cash needs over the next twelve months through the sale of additional shares of our common stock and or convertible securities. In order for us to obtain the funds necessary to launch an effective advertising program to obtain subscribing members for our network we will require additional financing in the form of equity or debt. There is no guarantee, however that we will be able to raise additional funds from borrowing or from the sale of our securities.

Capital Expenditures
--------------------

         In the quarter ended April 30, 2001, we made arrangements to lease a suffient amount of equipment to wire the first ten clubs in the Cybars network. These clubs will act as the test market for the proposed expansion of the network.

         Construction at our headquarters has been completed and we do not expect to expend substantial additional funds for this facility.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Common Stock
------------

         During the period from February 1, 2001 through April 30, 2001, we issued 4,486,336 shares of our common stock. Of these shares, 1,050,000 were issued for services and 3,436,336 were issued in exchange for our convertible debentures.

         In November 2000, our Board of Directors established the
2001 Consultant Compensation Plan, which offers certain of our outside consultants who assist in the development and success of our business, the opportunity to participate in a compensation plan designed to reward them for their services and to encourage them to continue to provide us with services. The number of shares of common stock, which may be granted or sold under this plan, was set at 1,500,000. Our board of directors may authorize an increase in the number of shares which may be issued under this plan. The effective date of the plan is November 17, 2000 and will expire November 17, 2010.

         Of the 1,050,000 shares issued for services, 650,000 were issued pursuant to the 2001 Consultant Compensation Plan and were registered under Form S-8. These shares were valued at the approximate market value at the time of issuance (between $0.06 and $0.15 per share), for a total of $64,500. The recipients of these share, under the Plan, are listed below.

In February 2001
       Richard Piatt               100,000   @$0.12   Technical consulting
       Richard Garcia              100,000     0.15   Video consulting

In March 2001
       Richard Piatt               200,000   @$0.10   Technical consulting
       Yohann Langlie               50,000     0.10   Script writing
       Cheryl Depew                 50,000     0.07   Promotional spokesperson

In April 2001
       Ken Oxsilida                100,000   @$0.06   Advertising consulting
       Richard P. Greene, Esq.      50,000     0.06   Legal services
                                 ---------
           Total                   650,000
                                 =========

         In addition to the shares for services issued under the 2001 Consultant Compensation Plan, we also issued a total of 400,000 shares of our common stock to two consultants.

         Of these shares, 300,000 were issued, in March 2001, to Richard Dent for business and public relations consulting services. The stock was valued at $21,000 or $0.07 per share, which approximated market value. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient is a sophisticated investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

         The remaining 100,000 shares, which were used as payment for music industry consulting services, were issued to Mr. Doc McGhee. The stock was valued at $10,000 or $0.10 per share, which approximated market value. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient is a sophisticated investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

         As of April 30, 2001, we had 18,968,841 shares of common stock outstanding.

Preferred Stock
---------------

         On March 23, 2001, the board of directors, pursuant to authority vested in it by Article Fourth of the Corporation's certificate of incorporation, designated a series of 3,076,923 shares to be issued and constitute a series to be known as "Series A Preferred Stock." Each share of this series of preferred stock is convertible into one share of common stock and is identical to the common stock except for voting powers. Each share of the Series A Preferred entitles the holder to four votes per share.

         We then issued on March 23, 2001 to Gordon Scott Venters, our president and chief executive officer, all 3,076,923 shares of the Series A Preferred Stock in exchange for the elimination of $200,000 of debt owed to him for accrued salaries. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and Mr. Venters represented to us that the securities were being acquired for investment purposes. The shares of preferred stock were valued at $0.065 per share which represents the average price of the common stock on March 22, 2001.

         Mr. Gordon Scott Venters, although present at the board meeting, took no part in the vote upon the resolutions regarding the designation and issuance of the Series A Preferred Stock.

         As of April 30, 2001, we had 3,076,923 shares of Series A Preferred Stock outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Subsequent events
         -----------------

         In May 2001, we received $130,500 (net of expenses of $19,500) from an issuance of $150,000 of 5% Series A Senior Subordinated Convertible Redeemable Debentures pursuant to an October 1999 authorization. We issued $50,000 principal amount of these debentures to each of three accredited investors. The debentures mature on October 20, 2001 and entitle the holders to convert them into our common stock at 70% of the average closing bid price of the three trading days prior to the election to convert. Accrued interest may also be paid in the same fashion. At any time after 90 days, we have the option to redeem the debentures, in whole or in increments of $10,000, for 125% of the face amount. At the request of the debenture holders, we issued, in escrow, 3,249,999 shares of common stock to guarantee the stock issuance if the debenture holders elect conversion. Due to provisions of the conversion formula, the potential dilutive effect, if debentures are converted, cannot be determined at this date.

         During the period May 1, 2001 through June 14, 2001, we issued 125,000 shares of common stock pursuant to the Company's 2001 Consultant Compensation Plan and the shares were registered under Form S-8. We also issued 200,000 shares of restricted common stock, for cash, pursuant to Section 4(2) of the Securities Act. During the same period, 1,369,119 shares of common stock were exchanged for $27,775 principal amount of convertible debentures plus interest on $150,000 of the debentures. We also exchanged 480,881 additional shares in conversion of debentures.

         As of June 14, 2001, there were 21,143,841 shares of common stock outstanding excluding the escrowed shares.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         None

         (b)      Reports on Form 8-K.

         On April 6, 2001, we filed a Current Report on Form 8-K in connection with the issuance of Series A Preferred Stock to our president.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MAGICINC.COM

June 19, 2001                      By: /s/ Gordon Scott Venters
                                        ------------------------
                                        Gordon Scott Venters
                                        President and Chief Executive Officer