Form 10QSB
period 2001-07-31
MAGICINC COM
filed 2001-09-20
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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

Applicable only to corporate issuers:

As of September 10, 2001 (the most recent practicable date), there were 25,975,448 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                  Magicinc.com

                          Form 10-QSB Quarterly Report

                                      INDEX

         PART I   FINANCIAL INFORMATION                                   PAGE

                  Item 1. Financial statements                              3

                  Item 2. Management's discussion and analysis of
                          financial condition and results of operations     8

         PART II  OTHER INFORMATION

                  Item 1. Legal proceedings                                12

                  Item 2. Changes in securities and use of proceeds        12

                  Item 3. Defaults upon senior securities                  13

                  Item 4. Submission of matters to a vote of security
                          holders                                          13

                  Item 5. Other information                                13

                  Item 6. Exhibits and reports on Form 8-K                 13


         SIGNATURES                                                        14

                                  MAGICINC.COM

                                  Balance Sheet
                 July 31, 2001 (unaudited) and October 31, 2000
              See Notes to Interim Unaudited Financial Statements.

                                     ASSETS
================================================================================
                                                     July 31,        October 31,
                                                      2001               2000
                                                   (unaudited)
Current Assets:
  Cash and Cash Equivalents                      $    13,251          $  17,129
  Loans Receivable                                    34,000                  0
  Deposit Receivable                                       0             10,000
  Prepaid Expenses                                     6,338                  0
                                                 -----------          ---------
    Total Current Assets                              53,589             27,129

Property and Equipment-Net                            31,493             10,926

Other Assets                                          23,815                  0
                                                 -----------          ---------
       Total Assets                              $   108,897          $  38,055
                                                 ===========          =========

================================================================================
                       LIABILITIES & STOCKHOLDERS' DEFICIT
================================================================================

Current Liabilities:
  Accounts Payable-Trade and
    Accrued Expenses Payable                     $    31,153          $  12,794

  Accrued Officer's Salary Under
    Employment Agreement                              84,319            278,444

  Convertible Debentures Payable                      77,000                  0
                                                 -----------         ----------
      Total Liabilities                              192,472            291,238
                                                 -----------         ----------
Stockholders' Deficit:
  Preferred Stock, Series A Convertible
     3,076,923 Shares Issued and
     -0- Shares Issued                               200,000                  0

  Common Stock 23,734,837 and
    13,632,505 Shares Issued                         831,700            231,703

  Subscription Receivable                                  0            (20,000)

  Deficit Accumulated During Development Stage
    Since Quasi-reorganization October 31, 1999   (1,115,275)          (464,886)
                                                 -----------         ----------
      Total Stockholders' Deficit                    (83,575)          (253,183)
                                                 -----------         ----------
      Total Liabilities & Stockholders' Deficit  $   108,897         $   38,055
                                                 ===========         ==========

================================================================================
The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                                                 MAGICINC.COM

                                                           Statement of Operations
                                                      July 31, 2001 and July 31, 2000
                                                                (unaudited)

                                              See Notes to Interim Unaudited Financial Statements.
==================================================================================================================================
                                        Three Months Ended     Three Months Ended      Nine Months Ended     Nine Months Ended
                                           July 31, 2001          July 31, 2000          July 31, 2001         July 31, 2000
                                            (unaudited)            (unaudited)             (unaudited)          (unaudited)
                                          ----------------       ----------------       ----------------      ----------------
Net Sales                                  $         0             $        0            $         0            $        0

Costs Applicable to Sales and Revenue                0                      0                      0                     0
                                           -----------             ----------            -----------            ----------
Gross Profit                                         0                      0                      0                     0

Selling, General and Administrative
  Expenses                                     160,493                 84,567                506,568               243,956

Interest Expense                                70,892                  4,788                143,821                54,182
                                           -----------             ----------            -----------            ----------

Net Income (Loss) before Income Taxes         (231,385)               (89,355)              (650,389)             (298,138)

Income Tax Expense                                   0                      0                      0                     0
                                           -----------             ----------            -----------            ----------
Net Income (Loss)                          $  (231,385)            $  (89,355)           $  (650,389)           $ (298,138)
                                           ===========             ==========            ===========            ==========

Basic Net Income (Loss) Per Share          $    (0.009)            $   (0.014)           $    (0.049)           $   (0.057)
                                           ===========             ==========            ===========            ==========

Weighted Average Common Shares and
  Equivalents Outstanding                   25,371,965              6,513,909             13,157,045             5,269,724
                                           ===========             ==========            ===========            ==========

================================================================================
The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                  MAGICINC.COM

                             Statement of Cash Flows
                         July 31, 2001 and July 31, 2000
                                   (unaudited)

              See Notes to Interim Unaudited Financial Statements.
========================================================================================

                                                       Nine Months           Nine Months
                                                          Ended                  Ended
                                                     July 31, 2001          July 31, 2000
                                                    ----------------       ----------------
Operating Activities:
Net Loss                                               $  (650,389)          $  (298,138)

Adjustments to Reconcile Net Loss to Cash
Non-Cash Expenses Included in Net Loss
  Depreciation and Amortization                            112,271                51,668
  Stock Issued for Services and Interest                   184,381                46,780

Consumed by Operating Activities:
  (Decrease) Increase in Accounts Payable and
    Accrued Expenses and Executive Officer's
    Salaries Payable                                      (175,766)               93,064
  Increase in Other Operating Assets                        31,361                     0
                                                       -----------           -----------
Cash Consumed by Operating Activities                     (498,142)             (106,626)

Financing Activities:
  Proceeds from the Issuance of Preferred Stock            200,000                     0
  Proceeds from the Issuance of Common Stock                64,044                63,250
  Proceeds from Subscription Receivable                     20,000                     0
  Proceeds from the Issuance of Convertible Debentures     300,000               150,000
  Cost of Issuing Convertible Debentures                   (39,000)              (19,500)
  Issuance of Common Stock for Convertible Debentures     (223,000)                    0
  Payment of Long-term Debt                                223,000              (100,000)
  Advances to Related Parties                              (34,000)                6,000
                                                       -----------           -----------
Cash Generated by Financing Activities                     511,044                99,750

Investing Activities:
  Acquisition of Fixed Assets                              (22,565)              (13,074)
  Receipt of Deposit Receivable                             10,000                     0
  Provision of Security Deposit on Lease                    (2,920)                    0
                                                       -----------           -----------
Cash Provided by Investing Activities                      (15,485)              (13,074)

Change in Cash                                              (2,583)              (19,950)

Cash and Cash Equivalents-Beginning                         17,129                20,515
                                                       -----------           -----------
Cash and Cash Equivalents-Ending                       $    14,546           $       565
                                                       ===========           ===========

================================================================================
The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

                                  MAGICINC.COM

                      Notes to Interim Financial Statements
                             July 31, 2001 and 2000
                                   (Unaudited)

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

Note 2.

Stockholders' Deficit:
----------------------
Stock Issued for Services:
--------------------------
During the three months ended July 31, 2001, the Company issued 225,000 shares of common stock for professional services, consulting and employment. Of these shares, 100,000 shares were restricted shares and valued at $4,000 or $0.04 per share, which approximated market at the time of issuance. The remaining 125,000 shares were issued pursuant to the Company's 2001 Consultant Compensation Plan and were registered under Form S-8. These shares were valued at the approximate market value at the time of issuance, $0.05 per share, or $6,250.

Stock Issued for Cash
---------------------
During the three months ended July 31, 2001, the Company issued 680,881 shares of its common stock for $44,044.

Note 3.

Convertible Debentures:
-----------------------
In January 2001, the Company received $130,500 (net of expenses of $19,500) from its offering of $150,000 of 5% Series A Senior Subordinated Convertible Redeemable Debentures. These debentures, which were to mature on October 20, 2001, entitled the holders to convert into the Company's common stock at 70% of the average closing bid price of the three trading days prior to the election to convert. During the three months ended July 31, 2001, the remaining principal balance in the amount of $27,475 was converted into 1,369,119 shares of common stock.

In May 2001, the Company received $130,500 (net of expenses of $19,500) from its offering of $150,000 of 8% Series A Senior Subordinated Convertible Redeemable Debentures. These debentures, which mature on October 20, 2001, also are convertible into the Company's common stock at 70% of the average closing bid price of the three trading days prior to the election to convert. During the three months ended July 31, 2001, $73,000 principal amount of the debentures were converted into 2,490,996 shares of common stock. The Company placed in escrow 3,249,999 shares of common stock to secure the issuance of common shares if the debentures holders exercise their conversion rights. These shares have not been included in the total shares outstanding.

Upon issuance of the debentures, Original Issue Discount ("OID") in the amount of $64,286 was recorded to reflect the additional shares required to be issued under the discount feature of the conversion provision of the series of debentures issued in January 2001 and $64,286 was recorded for the debentures issued in May 2001. OID is charged to interest expense over the term of the debentures. For the three months ended July 31, 2001, OID charged to operations for the debentures issued in January 2001 was $9,582 and for the debentures issued in May 2001 was $43,391 for a total of $52,973.

As of September 10, 2001 there were 25,975,448 shares of our common stock outstanding. This total does not include 3,249,999 shares held in escrow for the benefit of the debenture holders.

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


Note 5.

Commitments:
------------
Facilities:
-----------
The Company is leasing an 8,500 square foot building to house its administrative and operations facilities in Fort Lauderdale, Florida. The lease term is two years beginning June 1, 2000 with rent at $4,000 per month with semi-annual increases up to $5,300 beginning in December 2001. Renovation of the building had not been completed and a certificate of occupancy had not been obtained as of May 31, 2001. In June 2001, a certificate of occupancy was issued. The Company made rent payments of $10,500 for the three months ended July 31, 2001. The Company is party to an agreement to purchase the building for $480,000 by May 31, 2002.


Note 6.

Subsequent Events:
------------------
During the period August 1, 2001 through September 10, 2001, the Company issued 2,040,611 shares of common stock in exchange for $18,000 principal amount of convertible debentures. In addition the Company sold 200,000 shares of common stock. As of September 10, 2001 there were 25,975,448 shares of common stock outstanding. This total does not include 3,249,999 shares held in escrow for the benefit of the debenture holders.

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

Three months ended July 31, 2001 and three months ended July 31, 2000

Sales
-----
         We are presently in the development stage of our Internet-related entertainment businesses. We did not have any sales in the three months ended July 31, 2001 or in the comparable three-month period ended July 31, 2000.

Cost of Sales
-------------

         The cost of sales for both quarterly periods was $0. In the quarters ended July 31, 2001 and July 31, 2000 there were no sales and, consequently, no cost of sales.

Expenses
--------

         Selling, general and administrative expenses for the quarter ended July 31, 2001 increased $75,926 or 89.8%, to $160,493 from $84,567 in the comparable
2000 quarter. The increase in selling, general and administrative expenses was primarily the result of expenses associated with the start-up of our Internet-related entertainment business known as Cybars. Included in the selling, general and administrative expenses, for the current period, is the accrued but unpaid salary of our president and chief executive officer, Gordon Scott Venters, in the amount of $33,250. Our rent obligation for our headquarters building began in the 2001 quarter and caused us to incur $10,500 rent expense this quarter compared to $0 in the comparable 2000 quarter. Also included in the expenses for the July 2001 quarter are professional consulting services paid for with the issuance of our common stock, valued at $10,250.

         During this same period, interest expense increased $66,104 from $4,788 to $70,892. The increase in interest expense, resulted primarily from the amortization of the original issue discount ("OID") of our convertible debentures. The OID is computed based on a 30% "discount to market" conversion formula.

Losses
------

         Our net loss, before taxes, for the quarter ended July 31, 2001 increased 159% from $89,355 to $231,385. Because we already have substantial tax carryforwards, we have not reduced our net loss for the quarter by any tax benefit and, therefore, our net loss, both before and after taxes, is the same. Our loss per share for the quarter ended July 31, 2001 was $0.009, based on 25,371,965 shares, compared to $0.014, based on 6,513,909 shares, in the previous year's comparable quarter. The number of shares used to determine per share results, in the quarter ended July 31, 2001, includes the shares of Series A Preferred Stock as if they were converted into common stock.

Nine months ended July 31, 2001 and nine months ended July 31, 2000

Sales
-----

         We did not have any sales in the six months ended July 31, 2001 or in the comparable nine-month period ended July 31, 2000.

Cost of Sales
-------------

         The cost of sales for both nine-month periods was $0. In the nine months ended July 31, 2001 and July 31, 2000 there were no sales and, consequently, no cost of sales.

Expenses
--------

         Selling, general and administrative expenses for the nine months ended July 31, 2001 increased $262,612 or 107.6%, to $506,568 from $243,956 in the comparable 2000 nine-month period. The increase in selling, general and administrative expenses was primarily the result of expenses associated with the start-up of Cybars, our Internet-related entertainment business. Included in the selling, general and administrative expenses, for the current nine-month period, is the accrued salary of our president and chief executive officer, Gordon Scott Venters, in the amount of $99,750. Also included in the expenses for the July 2001 nine-month period are professional consulting services paid for with the issuance of our common stock, valued at $182,750.

         During the nine-month period ended July 31, 2001, interest expense increased $89,639 or 165.4% from $54,182 to $143,821. The increase in interest expense, resulted primarily from the length of time the convertible debentures were outstanding during the respective periods.

Losses
------

         Our net loss, before taxes, for the nine months ended July 31, 2001 increased 118.1% from $298,138 to $650,389. Our loss per share for the nine months ended July 31, 2001 was $0.049, based on 13,157,045 shares, compared to $0.057, based on 5,269,724 shares, in the previous year's comparable nine-month period. The number of shares used to determine per share results, in the nine-month period ended July 31, 2001, includes the shares of Series A Preferred Stock as if they were converted into common stock at the date of issuance.

PLAN

         Our business plan provides for the commencement of revenue generation in the month of October 2001. We are projecting eliminating or substantially reducing our losses in the first quarter of our fiscal year 2002. We are presently initiating the sale of membership cards and soliciting advertising in connection with the launching of Cybars.com and the Magicinternetwork.com entertainment network. There can be no assurance that we will achieve profitability, or be able to reduce our losses, or that revenues will be generated or that growth can be sustained in the future.

         We plan to continue to sign nightclubs in Fort Lauderdale to our Cybars network. At present, we have 12 nightclubs officially signed and wired to our network. The nightclubs' participation in Cybars is still in the beta-testing stage. Once we make the determination that our systems have been perfected, both technologically and from a business viewpoint, we will expand our club network to the South Beach area, in Miami, and then to other areas of Florida. There is no assurance that we will be successful in obtaining a sufficient number of members or sufficient supplemental revenue from advertising to be profitable.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2001, we had cash in the amount of $13,251.

         We have not been able to generate cash flow from operations. In fact, our operating activities consumed $498,142 cash in the nine months ended
July 31, 2001 and consumed $106,626 in the nine months ended July 31, 2000.

         We have been able to continue in business primarily from the receipt of cash from financing activities. In the nine months ended July 31, 2001, we issued 10,102,332 shares of our common stock. Of these shares, 1,925,000 were issued in lieu of cash, at a value of $182,750 for consulting services necessary for the upcoming launch of our Internet-based network, Cybars. In addition, 400,000 shares were issued for $40,000 cash and an additional 488,088 shares were issued for $24,044 pursuant to our debenture authorization for a total of $64,044. The balance of the shares were used for conversion of debentures. We also issued 3,076,923 shares of Series A Preferred Stock for $200,000, which was used to reduce accrued salaries, payable to our president. During the nine-month period, we issued $300,000 principal amount of convertible debentures, which provided our company with net proceeds of $261,000.

         We intend to meet our cash needs over the next twelve months through the sale of additional shares of our common stock and or convertible securities. In order for us to obtain the funds necessary to launch an effective advertising campaign to obtain subscribing members and advertisers, we will require additional financing in the form of equity or debt. There is no guarantee, however that we will be able to raise additional funds from borrowing or from the sale of our securities.

Capital Expenditures
--------------------

         In the quarters ended April 30, 2001 and July 31, 2001, we made arrangements to lease equipment to wire the first twelve clubs in the Cybars network. These clubs will act as the test market for the proposed expansion of the network. We believe we will be able to lease additional equipment as additional clubs join our network. There is no assurance, however, that financing will be available on terms acceptable to us.

         Construction at our corporate headquarters has been completed and we do not expect to expend substantial additional funds for this facility.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Common Stock
------------

         During the period from May 1, 2001 through July 31, 2001, we issued 4,765,996 shares of our common stock. Of these shares, 225,000 were issued for services and 3,860,115 were issued in exchange for our convertible debentures and 680,881 were issued for cash consideration of $44,044, which was used for working capital in connection with the development of the Cybars network.

         In November 2000, our Board of Directors established the 2001 Consultant Compensation Plan, which offers certain of our outside consultants who assist in the development and success of our business, the opportunity to participate in a compensation plan designed to reward them for their services and to encourage them to continue to provide us with services. The number of shares of common stock, which may be granted or sold under this plan, was set at 1,500,000. Our board of directors may authorize an increase in the number of shares, which may be issued under this plan. The effective date of the plan is November 17, 2000 and will expire November 17, 2010.

         Of the 225,000 shares issued for services, 125,000 shares were issued pursuant to the 2001 Consultant Compensation Plan and were registered under Form S-8. These shares were valued at the approximate market value at the time of issuance ($0.05 per share), for a total of $6,250. The recipients of these shares, under the Plan, are listed below.

         In  May 2001
                  Richard Piatt    100,000   @$0.05   Technical consulting
                  Eric Jacobs       25,000     0.05   Legal services


         In addition to the shares for services issued under the 2001 Consultant Compensation Plan, we also issued 100,000 shares of our common stock for consulting services as follows:

         100,000 were issued, in June 2001, to Dr. George Williams for business consulting services. The stock was valued at $4,000 or $0.04 per share, which approximated market value. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient is a sophisticated investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

         As of July 31, 2001, we had 23,734,837 shares of common stock outstanding. This total does not include 3,249,999 shares held in escrow for the benefit of the debenture holders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Subsequent events

         During the period August 1, 2001 through September 10, 2001, We issued 200,000 shares of restricted common stock, for cash, pursuant to Section 4(2) of the Securities Act. During the same period, 2,040,611 shares of common stock were exchanged for $18,000 principal amount of convertible debentures

         As of September 10, 2001, there were 25,975,448 shares of common stock outstanding excluding the escrowed shares. This total does not include 3,249,999 shares held in escrow for the benefit of the debenture holders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         None

         (b)      Reports on Form 8-K.

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAGICINC.COM

September 19, 2001                      By: /s/ Gordon Scott Venters
                                        ------------------------
                                        Gordon Scott Venters
                                        President and Chief Executive Officer