Form 10KSB
period 2001-10-31
MAGICINC COM
filed 2002-02-14
CIK 1109067

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended October 31, 2001

                                       or

         [ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 000-29921

                                  MAGICINC.COM
                                  ------------
                 (Name of small business issuer in its charter)

             DELAWARE                                       65-0494581
             --------                                       ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Magicinc.com did not have any revenue for the fiscal year ended October 31, 2001.

The aggregate market value of the voting stock held by non-affiliates (3,091,226 post-reverse split shares) computed by reference to the average bid price of such stock ($0.02), as of January 31, 2002, was $61,825.

As of January 31, 2002 there were 4,386,519 shares of the Common Stock of Magicinc.com outstanding.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

A.       Corporate History

         Magicinc.com ("We or the "Company") is a Delaware corporation originally incorporated in 1961 as Magic Fingers, Inc. to design, manufacture and distribute a patented vibrating massage device for installation in hotel and motel beds. In 1979, we began attempts to diversify our operations and we sought opportunities in other industries. Currently, we are a development stage company with plans to engage in providing advertising on our Cybars.com network and the distribution, promotion and production of varied forms of entertainment via the Internet.

         In April 1994, we acquired, in a reverse merger, a 100% interest in Flash Entertainment, Inc. ("Flash"), a Florida film production and distribution corporation for 20,000,000 shares of our Common Stock (prior to the two reverse splits of our Common Stock.) As part of this acquisition we also acquired a Florida film distribution company, No Bull Distribution, Inc., which was a wholly-owned subsidiary of Flash and the rights to three feature-length films, "No More Dirty Deals," "Shakma," and "Shoot." Pursuant to the merger and reorganization, Flash acquired approximately 79% of our outstanding stock and assumed management of our company. Our current management obtained controlling ownership, pursuant to this reorganization.

         In May 1995, certain company insiders attempted an unsuccessful hostile takeover. Gordon Scott Venters, our president, and chief executive officer, initiated legal action to prevent the takeover, and a trustee was subsequently assigned. The trustee appointed a new board of directors and was eventually released from his position on August 2, 1995. As a result, our company became dormant and conducted minimal business operations until December 9, 1996, when we reorganized and a new board of directors was elected. The reorganization was carried out to bring change in our focus. We had substantial debt and no significant operations. As a result of the reorganization, we began developing and implementing a plan of operations designed to restructure and eliminate our substantial debt. The last of our "old debt" was settled on December 5, 1999, leaving us free to pursue our present plan of operations.

         At various times in our company's history, our charter under Delaware law has become inoperative for failure to pay taxes. However, the delinquencies were cured by filing a Certificate for Renewal and Revival in accordance with
Section 312 of the General Corporate Law of Delaware.

         In an effort to revitalize our company, new management undertook an aggressive program to restructure and eliminate our debt. The debt primarily consisted of promissory notes payable to Dr. H. K. Terry (the "Terry Notes") in the amount of $220,000; a judgment entered against us in favor of Ing. Adolph Malinek Gesellschaft M.B.H., an Austrian corporation, in the 15th Circuit Court, Palm Beach, Florida, Case No. CL94-6263AJ in the amount of $247,205 (the "Malinek Judgment"); and a secured convertible promissory note payable to HDT Properties, Inc. in the sum of $100,000 (the "HDT Note").

         We satisfied the Malinek Judgment by payment of $50,000 cash and the issuance of 100,000 pre-reverse split shares of our Common Stock. The HDT Note was satisfied by payment of $50,000 cash. The Terry Notes were first extended and then paid by issuing to Dr. Terry a total of 84,125 pre-reverse split shares of our Common Stock.

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

B.       Corporate Organization

         During the fiscal year ended October 31, 2001, our corporation structure consisted of the following four corporate divisions:

         CyBars.com - a nightclub portal, using CyBarCam Internet cameras and monitors, which broadcasts, live on the Internet, nightclubs, bands and bars on its own network, Magicinternetwork.com.

         Magicinternetwork.com - an independent network of exclusive entertainment content owned or licensed to Magicinc.com for distribution to the world market on the Internet.

         Magic Studios - an independent studio established to produce independent films, music videos, commercials and other core content for Magicinternetwork and for licensing to other broadcast mediums.

         Magic Music Label - an independent music label utilizing the CyBars.com portal and the Magicinternetwork to distribute independent artists' music over the Internet.

         Our primary activity during the fiscal year ended October 31, 2001 was within the Cybars.com division. On January 2, 2002, we formed a wholly owned subsidiary, Cybars Inc. This corporation was incorporated in Florida and will assume the operations of our Cybars.com division.

         We expect to pursue opportunities involving our Magic Studios and Magic Music during fiscal year 2002.

C.       Business of the Company

General

         We are development stage company engaged in the distribution, promotion and production of varied forms of entertainment and advertising content.

         We own two registered domain names on the Internet:

         (i) magicinternetwork.com, which we propose to use as our own Internet Service Provider (ISP) for our CyBars network and

         (ii) CyBars.com within which we intend to create an Internet link of entertainment venues to magicinternetwork.com for Internet broadcast of content owned by us.

         We intended to create an independent Internet entertainment network, magicinternetwork.com (a registered domain name). Contained within this network was to be a diverse array of select entertainment nightclub links using club monitors. Cybars.com (a registered domain name) is a live Internet nightclub syndication utilizing CyBarCam Internet cameras and club monitors. Our plan of operations provided for our websites to contain graphically rich interactive "CyBar-Streets" and "CyBarClubs" in a virtual entertainment network linking major cities throughout the country. These "CyBar-Streets" were to contain numerous entertainment venues in the form of Internet "CyBarClubs." At these sites patrons were able to literally go "nightclubbing" from home computer terminals linked to monitors and live camera feeds to local clubs.

         We had intended to sell memberships in our CyBarClub network with various membership levels. The membership was to provide access to our website and the club network for a monthly fee. For a higher monthly fee we were to provide additional services.

         After a trial period with little success in attracting dues-paying members, we discontinued soliciting for memberships and are now issuing free memberships and plan to obtain our revenue from fees from nightclubs to be part of our network.

         Although we have not abandoned the concept of members being able to interact via the Internet with nightclub patrons, we are now concentrating on offering owners of bars and nightclubs and eventually other establishments with similar demographic characteristics, such as gyms and health clubs, the opportunity to advertise on our network.

Description of Products and Services

         We are an entertainment and advertising holding company. We currently have no substantial operations or operating history. We are attempting to create an independent Internet entertainment and advertising network known as the Cybars network and also the Magicinternetwork.com. Within these networks, we plan to provide advertising commercials as well as varied entertainment.

         The CybarCam Internet cameras that we had installed at nightclubs are being relocated and will be used for special events for short-term periods at particular locations.

         Our plan of operation consists of using trained commissioned sales people to solicit for advertisers for the Cybars network. We provide advertisers, as part of an advertising package, a professionally produced commercial which will air a specific number of times per day at locations that agree to run the commercials on televisions at their place of business. The locations are primarily bars which cater to a particular age and income group which is attractive to specific advertisers.

         During the first quarter of fiscal 2002, we began to implement our new business model. We have had modest success and have started to receive revenue from advertisers. Our sales personnel have entered into contracts with 13 sponsors and our network is now viewed at 28 locations in the Fort Lauderdale, Florida area.

         Generally, we offer an advertising package to sponsors for $250 per month. Bars and other businesses which permit our ads to be viewed at their locations are compensated with free advertising spots. We plan to aggressively solicit for advertisers in Fort Lauderdale and for additional bars and similar venues where our ads can be seen. We also plan to promote our advertisers on our website and assist them in providing special offers to viewers and to guests of our website.

         On a longer-term basis, we expect to hire sales personnel to sell ads in other cities in Broward County, Florida such as Pompano Beach and Deerfield Beach. If this endeavor proves to be successful, we intend to expand the scope of our business to adjoining counties and throughout Florida.

          We currently hold an option to purchase all of the outstanding shares of Quantum Entertainment, Inc., a Florida corporation ("Quantum"), in exchange for certain rights and payment of $50,000 and 5,000 (post-reverse) shares of our Common Stock. Quantum owns 100% of the exclusive worldwide distribution rights to the feature film project "Liberty City." Also, Quantum owns 70% of the gross proceeds after print, advertising and distribution costs up to the first $5 million. Thereafter, Quantum will receive 60% of the gross proceeds up to $7.5 million and then 50% in perpetuity. Gordon Scott Venters is the President and CEO as well as a major shareholder of Quantum. For more information, see Related Party Transactions.

Distribution Methods

         We have installed CyBarCams in various clubs in the Fort Lauderdale area. The acceptance of these camera installations has not met our expectations and we plan to provide them on a limited basis to a minimum number of select clubs as part of our new focus on developing revenue from advertisers rather than individual subscribers.

         We lease, with an agreement to purchase, a building, which houses our corporate offices and an adjacent building where we plan to locate a company-owned CyBar. Our plans for this location are tentative and may include serving as a prototype CyBar location and as a live Internet corporate broadcast facility for our planned CyBar Network.

         Our magicinternetwork.com division intends to record, store and own all of the content transmitted via the CyBar network for future broadcasts and licensing, as well as providing for our own network content and programming.

Other Opportunities

         In addition to pursuing our new adverting business model, we are seeking to acquire companies or enter into joint ventures with companies that are involved in the Internet, entertainment and advertising businesses. We may also consider the acquisition of companies that are in completely unrelated industries if our board of directors considers the opportunity worthwhile. In light of our limited cash position and the price of our Common Stock, there is no assurance that we will be able to complete the acquisition of any company.

         On January 2, 2002, we incorporated, as a wholly owned subsidiary, Cybars Inc., to assume the operations of our Cybars division. We believe that this corporate realignment should accommodate any proposed acquisitions which we may pursue.

Competition

         The Internet, advertising and entertainment industries are intensely competitive and there are many well-established competitors that have substantially greater financial and other resources than we do. The great majority of these companies are better established in the entertainment and advertising marketplace than we are. Changes in consumer tastes, national, regional or local economic conditions and demographic trends often affect these businesses. There can be no assurances that we will be able to obtain the desired results from our business strategy or to be profitable.

         The market for online entertainment and entertainment products is relatively new, rapidly evolving and intensely competitive, and we expect competition to intensify even more in the future. Barriers to entry are low, and current and new competitors can launch new sites at low-cost, using commercially available software.

         Competition for advertisers is intense. We will be competing with similar networks but also with radio, television and cable companies. Advertising rates on the Internet have fallen dramatically. However, we believe that our new strategy of offering advertising in bars and nightclubs through our Cybars.com network will provide advertisers with access to a select clientele at attractive rates.

D.       Regulatory Overview

         We are subject to the same federal, state and local laws as other companies conducting business on the Internet or providing advertising. Today there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

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

E.       Reports to Security Holders

         We are not required to deliver an annual report to security holders and we do not plan to deliver a copy of the annual report to the security holders. Since the effective date of our Form 10-SB registration statement, we have filed the required information with the Securities and Exchange Commission ("SEC"). We plan to continue to file the 10-KSB, 10-QSB, and all other forms, that may be or become applicable to us, with the SEC.

         The public may read and copy any materials that are filed by our company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by us with the SEC have also been filed electronically and are available for viewing or copying on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov. Additional information can be found concerning us at our website on the Internet at http://www.magicinc.com.

F.       Employees

         We currently have three full-time employees and also employ four independent commission sales representatives. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide professional services on an as needed basis.

ITEM 2.  PROPERTY

         We lease an 8,500 square foot building at 530 North Federal Highway, Fort Lauderdale, Florida. This building now houses our administrative offices and computer operations. There are plans in place to build a recording studio and video facility at this location.

         The lease is for a term of two-years, which began June 1, 2000 and is scheduled to end May 31, 2002. The rent for the property was originally scheduled as follows:

         June 1, 2000 through July 31, 2000          Rent waived by Lessor
         August 1, 2000 through November 30, 2000       $4,000/month
         December 1, 2000 through May 31, 2001          $4,500/month
         June 1, 2001 through November 30, 2001         $5,000/month
         December 1, 2001 through May 31, 2002          $5,300/month

         Since the renovation of the entire building was not completed and a certificate of occupancy was issued on only part of the building, the lessor waived rent payments until May 1, 2001. From that date until the present, we have paid $3,000 per month pursuant to an agreement with the lessor. We have received assurances that because of the delay in the completion of the renovations to the building, the lease will be extended and its terms will be modified.

         We have also entered into an agreement to purchase the building no later than May 31, 2002 for $480,000 subject to standard conditions, including obtaining necessary licenses and permits. We have received verbal assurance that an extension of time will be granted to purchase the building. The lessor/seller has, pursuant to an agreement with us, paid for certain repairs to the building. We believe these facilities are adequate for us to operate our business as presently constituted.

         During the construction period, we made available to Black Music Television, Inc. a small part of our facility on a rent-free basis. Robert Ingria, a former officer and director of our company was an officer, director and major shareholder of Black Music Television, Inc. As of January 31, 2002, Black Music Television, Inc. vacated our premises.

ITEM 3.  LEGAL PROCEEDINGS

         We are not currently a party to any legal proceedings. However, we have been billed approximately $20,000 for services that, we believe, were previously paid for with shares of our Common Stock in lieu of cash. If the claimant pursues a legal remedy, we will defend our position. We also have been advised that the holders of the remaining $28,000 of our convertible debentures, which came due on October 20, 2001, may commence litigation if payment is not made.

         We are not aware of any other material legal, governmental or administrative proceedings contemplated either against us or on our behalf.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year other than the approval of the Amendment of our Certificate of Incorporation to provide for a one-for-ten reverse split of our Common Stock. The vote was taken by consent, without solicitation of proxies and approved by a majority vote (34,163,784 pre-reverse split shares) of the total shares of Common and Preferred Stock outstanding. Each share of our Common Stock was entitled to one vote and each share of Series A Preferred Stock was entitled to four votes as provided by our Certificate of Incorporation and Certificate of Designations, Preferences and Rights of our Series A Preferred Stock.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         The primary market for our Common Stock is the OTC Bulletin Board, where it trades under the symbol "MGCN."

         Our Common Stock was traded on the OTC Bulletin Board until December 19, 1999 under the symbol "MAGC" and then under the symbol "MAGCE" until January 19, 2000 when it was delisted. From January 20, 2000, our stock was quoted in the "Pink Sheets", which is a trademark of Pink Sheets LLC, under the symbol "MAGC." On September 5, 2000 our registration statement, Form 10-SB, was deemed "effective" by the SEC. Shortly thereafter, our stock recommenced trading on the OTC Bulletin Board.

         On October 12, 2001, a 1-for-10 reverse split of our Common Stock became effective and our stock symbol was changed to "MGCN."

         The following table sets forth the high and low closing bid prices for the shares of our Common Stock for the periods indicated as provided by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.


Quarter Ending                               High              Low
--------------                               ----              ---

January 31, 2000                             $0.50            $0.06
April 30, 2000                                0.20             0.05
July 31, 2000                                 0.12             0.04
October 31, 2000                              0.19             0.04


Quarter Ending                               High              Low
--------------                               ----              ---
January 31, 2001                             $0.30            $0.06
April 30, 2001                                0.18             0.04
July 31, 2001                                 0.14             0.011
October 31, 2001
(August 1, 2001 to October 11, 2001           0.049            0.003
(October 12 - October 31, 2001)               0.05             0.03

         The stock price quotations prior to October 11, 2001 have not been adjusted for the 1-for-10 reverse split which became effective on October 12, 2001. The quotations for the period beginning October 12, 2001 reflect the 1-for-10 reverse split.

Price Range of Preferred Stock.

         All of our Series A Preferred Stock is owned by our president, Gordon Scott Venters. There is no public market for our Preferred Stock.

Shareholders

         As of January 31, 2002, we had 4,386,519 shares of Common Stock outstanding and 5,576,923 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into 557,693 shares of Common Stock.

         As of January 31, 2002, we had approximately 475 shareholders of our Common Stock and as of that date we had one shareholder of our Series A Preferred Stock.

         The holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of our Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

         The holders of the Series A Preferred Stock have rights identical to the holders of the Common Stock except that each share of the Preferred Stock has the voting rights equivalent to four times the votes of each share of Common Stock into which it may be converted.

Dividends

         We have never declared or paid any cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of the board of directors and will be based upon our financial condition, operating results, capital requirements, plans for expansion, restrictions imposed by any financing arrangements and any other factors that the board of directors deems relevant.

Changes in Securities and Use of Proceeds

Common Stock

         In the fiscal year ending October 31, 2000, we issued 4,747,500 (pre-reverse split) shares for cash; 75,000 as part of a debt settlement agreement; 1,635,600 for services and other value and 3,230,381 for conversion of our convertible debentures for a total of 9,688,481 shares. The details of these stock issuances were reported in our Form 10-SB filing and Form 10-KSB for the fiscal year ended October 31, 2000.

         As of October 31, 2000, the total of our outstanding shares of Common Stock was 13,632,505.

         In the fiscal year ending October 31, 2001, we issued a total of 29,232,680 (pre-reverse split) shares of Common Stock or 2,923,268 (post-reverse split) shares. Of these shares, on a pre-reverse split basis, 13,080,881 were issued for cash; 2,000,000 for services and the balance of 14,151,799 was used in connection with the conversion of our convertible debentures. The details of our stock issuances from November 1, 2000 through July 31, 2001 were reported in our Forms 10-QSB for the quarters ended January 31, 2001, April 30, 2001 and July 31, 2001.

         During the period from August 1, 2001 through October 31, 2001, the fourth quarter of our fiscal year, we issued a total of 19,130,340 (pre-reverse split) shares or 1,913,034 (post-reverse split) shares. Of these shares, 10,200,000 (pre-reverse split) shares were issued for cash; 75,000 (pre-reverse split) shares or 7,500 (post-reverse split) shares were issued for services and 8,855,340 (pre-reverse split) shares or 885,534 (post-reverse split) shares were issued in conversion of our debentures including interest. The details of the stock issuances during our fourth fiscal quarter are listed below.

         In September 2001, 25,000 (pre-reverse split) shares were issued to Dr. George Williams and 50,000 (pre-reverse split) shares were issued to John Kearney, a former director of our company, for business consulting services. The stock was valued at $500 and $1,000 respectively or $0.02 per share, which approximated market value. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients are sophisticated investors with access to all relevant information necessary to evaluate the investment and they both represented to us that the securities were being acquired for investment purposes.

         In September 2001, we also issued 200,000 (pre-reverse split) shares of our Common Stock to Dr. Harold Terry at $0.10 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient is an "accredited" sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes. We used the $20,000 proceeds of the sale for general working capital requirements.

         On October 1, 2001, we also issued 10,000,000 (pre-reverse split) shares of our Common Stock to Dr. Harold Terry at $0.02 per share. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient is an "accredited" sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes. We used the $200,000 proceeds of the sale for general working capital requirements.

         As of October 31, 2002 we had 4,286,519 (post-reverse split) shares of Common Stock outstanding.

         In the first quarter of fiscal year 2002, we issued a total of 100,000 (post-reverse split) shares of our Common Stock for cash.

         As of January 31, 2002 we had 4,386,519 (post-reverse split) shares of Common Stock outstanding.

Series A Preferred Stock

         On March 23, 2001, we issued 3,076,923 shares of Series A Preferred Stock to our president and chief executive officer, Gordon Scott Venters, in exchange for the elimination of $200,000 of debt owed to him for accrued salaries. The shares were valued at $0.065 per share which was the average price of the Common Stock at the time of issuance. Each share of this series of preferred stock was initially convertible into one share of Common Stock. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient is an "accredited" investor, by virtue of his position with our company, with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes.

         On October 1, 2001, we issued an additional 2,500,000 shares of Series A Preferred Stock to our president and chief executive officer, Gordon Scott Venters, in exchange for the elimination of $50,000 of debt owed to him for accrued salaries. The shares were valued at $0.02 per share which was in excess of the average price of the Common Stock on September 28, 2001. Each share of this series of preferred stock was also initially convertible into one share of Common Stock. The issuance again was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising.

The recipient is an "accredited" investor, by virtue of his position with our company, with access to all relevant information necessary to evaluate the investment, and who represented to us that the securities were being acquired for investment purposes.

         The Series A Preferred Stock is identical to the Common Stock except that each share of Series A Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted.

         On October 12, 2001, a 1 for 10 reverse split of our Common Stock became effective resulting in each share of Common Stock being exchanged for one-tenth of a new share of our Common Stock. The number of shares of the Series A Preferred remained the same as before the reverse split, however, the conversion feature was changed from one share of pre-reverse split Common Stock for each share of Series A Preferred Stock to one-tenth share of post-reverse split Common Stock for each share of Series A Preferred Stock. Consequently, each share of Series A Preferred Stock has voting rights equivalent to four-tenths of a share of Common Stock.

Convertible Debentures

         In January 2001 and, then again, in May 2001, we received $130,500
(net of expenses of $19,500) for a total of $261,000 (net of expenses of $39,000) from our offering of 5% Class A Senior Subordinated Convertible Redeemable Debentures. These debentures entitle the holder to convert into our Common Stock at 70% of the average closing bid price of the three trading days prior to the election to convert. Accrued interest may also be paid in the same fashion. At any time after 90 days, we have the option to redeem the debentures, in whole or in increments of $10,000, for 125% of the face amount. At the request of the debenture holders, we issued, in escrow, 3,250,000 (pre-reverse split) shares of Common Stock to guarantee the stock issuance if the debenture holders elect conversion. All of the escrow shares have been used to satisfy conversion requests by the debenture holders.

         During the period from August 1, 2001 through October 31, 2001, the fourth quarter of our fiscal year, we issued 8,855,340 (pre-reverse split) shares or 885,534 (post-reverse split) shares in conversion of our debentures including interest.

         As of October 31, 2001, the remaining balance of the convertible debenture issue was $28,000. The debentures came due on October 20, 2001 and as of January 31, 2002, $28,000 remains unpaid. Due to provisions of the conversion formula, the potential dilutive effect, if debentures are converted, cannot be determined at this date.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF INFORMATION

Results of operations for the Fiscal Years Ending October 31, 2001 and October 31, 2000

         The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

         In the fiscal years ending October 31, 2001 and October 31, 2000, there were no sales or other revenues.

Cost of Sales

         Since there were no sales or revenues in fiscal years 2001 and 2000, there was no cost of sales for those periods.

Expenses

         Selling, general and administrative expenses for the fiscal year 2001 increased $280,204 or 73.5% to $661,498 from $381,294 in fiscal year 2000.
During this same period, interest expense increased $90,882 or 108.7% to $174,474 for fiscal year 2001 from $83,592 in fiscal year 2000. The increase in selling, general and administrative expenses was primarily the result of continuing expenses associated with the relocation to new facilities and the general expenses associated with the start-up of our Internet-related entertainment business and subsequent redirection of focus to an advertising-based business model from our original subscriber-based revenue approach. Included in the selling, general and administrative expenses, for the fiscal year 2001 is the salary of our president and chief executive officer, Mr. Gordon Scott Venters, in the amount of 133,000 of which $24,569 remains unpaid. Mr. Venters, during the year, exchanged $250,000 of unpaid salary owed to him for shares of our Series A Convertible Preferred Stock. Also included in the expenses for the year are professional consulting services paid for with the issuance of our Common Stock, valued at $185,881.

         The increase in interest expense resulted from the payment of interest on $300,000 of convertible debentures. The interest on the debentures was a combination of the payment of the coupon rate on the debentures, in stock, and the amortization of the original issue discount on the debentures.

         Depreciation expense, for fiscal year 2001, increased 131.5%, to $5,294 from $2,287 in fiscal year 2000.

Losses

         Our net loss before taxes for fiscal year 2001 increased 79.8% to $835,972 from $464,886 in fiscal year 2000. This increase in the loss before taxes of $371,086 was the result of the increase of selling, general and administrative expenses of $280,204 and the increase in interest expense in the amount of $90,882.

         We believe that our new business model, which is dependent upon revenues from advertisers, should result in a substantial reduction in losses and may even provide us with a small profit for the year ending October 31, 2002. There can be no assurance that we will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Income Tax Expense (Benefit)

         We have substantial net operating loss carry-forwards, which may be used to offset operating profits in the future. In the periods covered by this report there was no income tax expense or benefit reported on our financial statements.

Loss per Share

         The loss per share of Common Stock was $0.37 in fiscal 2001 and $0.87 in fiscal 2001. The Basic Net Loss per Share is computed by dividing the Net Loss, by the Weighted Average Common Shares Outstanding. In fiscal 2001, the weighted average of outstanding Common Shares which includes the weighted average number of Common Shares into which the Preferred Stock is convertible was 2,288,381, after adjusting retroactively for the 1-for-10 reverse stock split. In fiscal year 2000, the weighted average shares of Common Stock was 533,817, as retroactively-adjusted for the reverse stock split.

Impact of Inflation

         It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

         We did not generate cash from operations in the period November 1, 1999 through October 31, 2001. In fact, our operating activities consumed cash in the amount of $473,000 in the fiscal year ended October 31, 2001 and $250,000 in the fiscal year ended October 31, 2000.

         We have been able to continue in business primarily from the receipt of cash from financing activities. During fiscal year 2001, our financing activities provided total funds of $515,000. Similarly, our financing activities provided total funds of $270,000 for fiscal year 2000.

         We have funded our cash needs during the last two fiscal years through the issuance of our Common Stock and convertible debentures, for cash. We also used our Common Stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next 12 months through the sale of additional shares of our Common Stock and/or convertible securities pursuant to a registration statement or an appropriate exemption from registration. In order to support existing and proposed operations, bank, private and/or equity financing will be necessary. However, there is no guarantee that we will be able to raise additional funds from borrowing or the sale of our securities.

Capital Expenditures

         Up through the end of our fiscal year, October 31, 2000, our capital expenditures on property and equipment had not been significant. We substantially increased our capital expenditures, including leasing, during fiscal year 2001, as we proceeded with the development and the launching of the magicinternetwork and CyBar.com concepts. Our landlord has paid $26,935 for repairs and renovations to our new facilities.

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

Ability to Continue as a Going Concern

         Our financial statements, which are a part of this Form 10-KSB, have been prepared assuming that we will continue as a going concern. In the past two years, while we have been developing a new business plan, we have had no revenue. The lack of sales and recurring losses from operations raises substantial doubt about our ability to continue as a going concern. Our management estimates it will need approximately $300,000 to fund our operations for the next 12 months. Our management's plan regarding these matters is to seek further equity funding to allow us to meet our cash needs and to build Cybars.com. In order to support ongoing operations for the next 12 month period, additional financing must be obtained.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements for the fiscal years ended October 31, 2001 and October 31, 2000 follow as pages F-1 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have not changed our accountant nor have we had disagreements with him on accounting or financial disclosure.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following is a list of our directors, executive officers, control persons, and significant employees, their respective ages and the positions they hold with us.

    Name                  Age           Positions
    ----                  ---           ---------
Gordon Scott Venters      40     Director, chief executive officer and president
Todd Nugent               44     Director


         Pursuant to Article II of our bylaws, all directors are elected to a term of one year, and hold such office until the next meeting of the shareholders or until their successors are elected and qualified. The executive officers serve at the pleasure of the board. The principal occupation and business experience for each executive officer and director for at least the past five years follows:

         Gordon Scott Venters, our president and chief executive officer has specialized in the entertainment industry, including the financing, management and production of films, videos and recordings, for over 17 years. Mr. Venters has served as our director from March 15, 1994 to May 19, 1995 and from

December 9, 1996 to the present. From May 19, 1996 until December 9, 1996, he served as president and a director of Quantum Entertainment Company in Los Angeles, California. From 1990 to 1993, Mr. Venters served as the president and chief executive officer of Flash Entertainment, Inc., an independent feature film company and predecessor of our company, during which time he was the executive producer of the feature film "No More Dirty Deals" and five music videos. From 1989 to 1990, Mr. Venters was the executive producer of two full-length feature films, "Shakma" and "Shoot." Mr. Venters has also been a financial advisor and a registered stockbroker with F.D. Roberts Securities from 1987-1989 and with Prudential- Bache Securities, Inc.

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

         On January 31, 2002, we accepted the resignation of our director, Mr. Robert Ingria. We are in the process of considering a replacement for Mr. Ingria.

Compliance with Section 16(a) of the Exchange Act

         Gordon Scott Venters and Todd Nugent have not filed all required Forms 3 and 4 in a timely manner.

ITEM 10: EXECUTIVE COMPENSATION

Compensation of Executives

         The following table provides summary information for the fiscal years 2001 and 2000 concerning cash and non-cash compensation paid or accrued by us to or on behalf of Gordon Scott Venters, our president and chief executive officer.

                                   Summary Compensation Table

                                   Annual Compensation                   Awards         Payouts
                          ------------------------------------------  --------------  --------------
                                                                                       Securities
 Name                                                  Other                             Under-
 and                                                   Annual         Restricted          lying        All Other
 Principal                                             Compen-          Stock           Options/LTIP    Compen-
 Position        Year        Salary        Bonus        sation          Awards          SARs Payouts     sation
-------------- --------- --------------  ----------  ---------------  --------------  -------------- -------------
G.S. Venters    2000        133,000            0          0               0                   0             0
CEO             2001        133,000            0          0               0                   0             0

         No officer or employee other than Mr. Gordon Scott Venters received a total of salary, bonus and other compensation which, when combined, exceeded $100,000 during the fiscal years ended October 31, 2000 and October 30, 2001.

Employment Agreements

         Gordon Scott Venters - Effective October 1, 1997, we entered into a three-year employment agreement with Gordon Scott Venters, our president and chief executive officer, whereby Mr. Venters receives a salary of $75,000 for the first year. The agreement provided for increases in year-two to $100,000 and year-three to $133,000. The agreement has not yet been extended. With the approval of our board of directors, accruals of salary expense for Mr. Venters have continued after the end of the term of the agreement at the same monthly rate as in the final year of the agreement. The earned, but unpaid, portion of Mr. Venters' compensation is carried as a current payable and reflects any payments made through October 31, 2000 and October 31, 2001. The amounts owing on those dates were $278,444 and $24,569 respectively.

         Mr. Venters is also entitled to receive two-weeks paid vacation for the first-year and four-weeks paid vacation for the following two years. In the event of Mr. Venters' disability for a period of more than two weeks, Mr. Venters will receive 50% of his compensation for a period of up to three months.

         Robert Michael Ingria - Effective December 15, 1999, we entered into a one year employment agreement with Robert Michael Ingria. In December 1999, Mr. Ingria received 75,000 (pre-reverse split) shares of our Common Stock pursuant to the employment agreement. In addition, as a director, Mr. Ingria received 25,000 additional (pre-reverse split) shares annually for his services. On August 24, 2000, Mr. Ingria received an additional 325,000 (pre-reverse split) shares valued at $16,250 or $0.05 per share. Mr. Ingria resigned effective January 31, 2002.

Compensation of Directors

         All members of our board of directors will receive, on an annual basis, shares of our Common Stock, as payment for services. The number of shares will be determined at a future date.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information concerning the ownership of our (post-reverse split) Common Stock and Series A Preferred Stock as of January 31, 2002, with respect to: (i) each person known to us to be the beneficial owner of more than 5 percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of January 31, 2002, there were 4,386,519 shares of Common Stock outstanding and 5,576,923 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into one-tenth (0.1) of a share of post-reverse split Common Stock. Each share of Series A Preferred Stock has the equivalent voting rights of four-tenths (0.4) of a share of Common Stock.

Class of Stock
Common Stock

                                                 Number of
                            Relationship         Shares                 Percent
Name and Address of            to the            Beneficially Owned     of
Beneficial Owner              Company            (post-reverse split)   Class
----------------              -------            ---------              -----
Gordon Scott Venters           Director           60,770                 1.4%
530 North Federal Highway      Officer
Fort Lauderdale, FL 33301

Todd Nugent                    Director            9,050                 0.2%
1291 Claret St.
Fort Myers, FL 33919

Dr. Harold K. Terry                            1,225,473                27.9%
600 NE 55th Terrace
Miami, FL 33137

Bering Capital                                   485,335                11.1%
8 Greenway Plaza, Suite 818
Houston, TX 77046

Directors and officers as a
group (2 individuals)                             69,820                 1.6%


This table does not include the potential shares that may be issued if the outstanding $28,000 Series A debentures are converted into Common Stock. Three investors own the debentures. Due to the nature of the conversion formula, the number of shares that may be issued cannot be determined.

Class of Stock
Series A Preferred Stock


                               Relationship      Number of Shares       Percent
Name and Address of               to the          Beneficially            of
Beneficial Owner                 Company            Owned                Class
----------------                 -------            ---------           -----

Gordon Scott Venters              Director          5,576,923           100.0%
530 North Federal Highway         Officer
Fort Lauderdale, FL 33301

Todd Nugent                       Director                  0             --
1291 Claret St.
Fort Myers, FL 33919

Directors and officers as a
group (2 individuals)                               5,576,923           100.0%

Changes in Control

         There are currently no arrangements in place that will result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, Mr. Venters has, with the approval of the Board of Directors, continued in his positions with the Company and his salary has continued to accrue at the same level as in the last year of the agreement. The accrued, but unpaid, portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through October 31, 2001 and October 31, 2000. In March and October 2001, Mr. Scott Venters received, in exchange for a total of $250,000 of salary owed to him, a total of 5,576,923 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible into 557,693 (post-reverse split) shares and has the equivalent voting rights of 2,230,772 shares of (post-reverse split) Common Stock. As of October 31, 2001 and October 31, 2000, the amount owed Mr. Gordon Scott Venters for accrued salary was $24,569 and $278,444, at those dates, respectively.

         In addition to cash compensation, the Company granted Mr. Venters options to purchase 750,000 (pre-reverse split) shares of the Company's common stock at $0.0001 per share. As of October 31, 1999, Mr. Venters had exercised all of these options.

         Mr. Venters also has an option to acquire an additional 500,000 (pre-reverse split) shares at $0.0001 per share upon the successful procurement of financing for the motion picture "Liberty City".

         On May 28, 1999 and amended on June 15, 1999, we were granted an option to purchase all of the outstanding shares of Quantum, a Florida corporation, in exchange for certain rights and payment of $50,000 and 5,000 (post-reverse) split shares of our Common Stock. Quantum owns 100% of the exclusive worldwide distribution rights to the feature film project "Liberty City." It also owns 70% of the gross proceeds after print, advertising and distribution costs up to the first $5 million. Thereafter, Quantum Entertainment, Inc. will receive 60% of the gross proceeds up to $7.5 million and then 50% in perpetuity. Gordon Scott Venters is the president and chief executive officer as well as a major shareholder of Quantum Entertainment, Inc.

         During both fiscal years 2000 and 2001, Mr. John Venters, the father of the Company's president, owed the Company, on a non-interest bearing basis, up to $50,000 for short-term periods. As of October 31, 2001, the balance owed was $50,000 which was repaid in January 2002.

         Mr. Robert Ingria, a former director of our company was also president, director and shareholder of Black Music Television, Inc. During the construction period, we made available to Black Music Television, Inc. a small part of our facility on a rent-free basis. As of January 31, 2002, Black Music Television, Inc. vacated our premises.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  23.1     Consent of Michael F. Cronin, Certified Public
                           Accountant

         (b)      Reports on Form 8-K.

         During the quarter ended October 31, 2001, we filed a Form 8-K on October 9, 2001.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MAGICINC.COM


February 13, 2001                    By: /s/ Gordon Scott Venters
                                         ------------------------
                                         Gordon Scott Venters
                                         President and Chief Executive Officer
                                         and Director

February 13, 2001                        /s/ Todd Nugent
                                         ------------------------
                                         Todd Nugent, Director

                                  MAGICINC.COM

                          INDEX TO FINANCIAL STATEMENTS


      Independent Auditor's Report..........................................F-2

      Financial Statements:

         Balance Sheet as of October 31, 2001 and October 31, 2000..........F-3

         Statement of Operations for the Years Ended October 31, 2001
           and October 31, 2000 ............................................F-4

         Statement of Cash Flows for the Years Ended October 31, 2001
           and October 31, 2000.............................................F-5

         Statement of Changes in Stockholders' Equity for the Years
           Ended October 31, 2001 and October 31, 2000......................F-6

         Notes to Financial Statements......................................F-7

                                Michael F. Cronin
                           Certified Public Accountant
                             1574 Eagle Nest Circle
                          Winter Springs, Florida 32708



Board of Directors and Shareholders
Magicinc.com
Fort Lauderdale, Florida

         I have audited the accompanying balance sheet of Magicinc.com as of October 31, 2001 and October 31, 2000 and the related statements of operations, cash flows and stockholders' equity for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards except as described in the last paragraph. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magicinc.com as of October 31, 2001 and October 31, 2000 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses of approximately $6,600,000 through October 31, 2001. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. Its plan is included in Note 9 of the financial statements. The Company has primarily funded its operations through the sale of its common stock and proceeds of debt borrowings. There can be no assurance that the Company will be able to do so in the future, and, if so, provide it with sufficient capital and on terms favorable to the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise from the outcome of these uncertainties.

January 31, 2002

/s/ Michael F. Cronin
------------------------------
Michael F. Cronin
Certified Public Accountant

                                          MAGICINC.COM

                                          Balance Sheet
                              October 31, 2001 and October 31, 2000

ASSETS
                                                               October 31,        October 31,
                                                                  20O1              2000
                                                               ----------         ----------
Current Assets:
  Cash and Cash Equivalents                                    $   58,858         $   17,129
  Loans Receivable - Related Parties                               50,000
  Deposit Receivable                                                    0             10,000
                                                               ----------         ----------
      Total Current Assets                                        108,858             27,129

Property and Equipment-Net                                         15,926             10,926
                                                               ----------         ----------

      Total Assets                                                124,784             38,055
                                                               ==========         ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable-Trade and Accrued Expenses Payable              20,873             12,794
  Accrued Officer's Salary under Employment Agreement              24,569            278,444
  Convertible Debentures Payable                                   28,000                  0
                                                               ----------         ----------

       Total Liabilities                                           73,442            291,238
                                                               ----------         ----------


Stockholders' Equity:
  Preferred Stock, Series A Convertible ($0.0001 par value)
    5,576,923 Shares Authorized
    5,576,923 Shares Issued in 2001                               250,000                  0
    -0- Shares Issued in 2000

  Common Stock
    44,423,077 Shares Authorized ($0.0001 par value)            1,102,200            231,703
    4,286,519 Shares Issued in 2001
    1,361,251 (Post-reverse) Shares Issued in 2000

  Subscription Receivable                                               0            (20,000)

  Deficit Accumulated During Development Stage
    Since Quasi-reorganization October 31, 1999                (1,300,858)          (464,886)
                                                               ----------         ----------

          Total Stockholders' Equity (Deficit)                     51,342           (253,183)
                                                               ----------         ----------

          Total Liabilities & Stockholders' Equity             $  124,784         $   38,055
                                                               ==========         ==========

See Summary of Accounting Policies and Notes to Financial Statements

                                          MAGICINC.COM

                                     Statement of Operations
                  For the Years Ended October 31, 2001 and October 31, 2000


                                                                  Year Ended          Year Ended
                                                               October 31, 2001    October 31, 2000
                                                             ------------------   ------------------
Net Sales                                                    $               0    $               0

Costs Applicable to Sales and Revenue                                        0                    0
                                                             ------------------   ------------------

Gross Profit                                                                 0                    0

Selling, General and Administrative Expenses                           661,498              381,294

Interest Expense                                                       174,474               83,592
                                                             ------------------   ------------------
Net Loss before Income Taxes                                          (835,972)            (464,886)

Income Tax Expense                                                           0                    0
                                                             ------------------   ------------------

Net Loss                                                     $        (835,972)   $        (464,886)
                                                             ==================   ==================

Basic Net Loss per Share                                     $           (0.37)   $           (0.87)
                                                             ==================   ==================

Weighted Average Common Share Equivalents
Outstanding as Adjusted for 1-for-10 Reverse Split                   2,288,381              533,817
                                                             ==================   ==================

See Summary of Accounting Policies and Notes to Financial Statements

                                  MAGICINC.COM

                             Statement of Cash Flows
           For the Years Ended October 31, 2001 and October 31, 2000

                                                                 Year Ended          Year Ended
                                                              October 31, 2001     October 31, 2000
                                                             ------------------   ------------------
Operating Activities:
Net Loss                                                     $        (835,972)   $        (464,886)
Adjustment to Reconcile Net Loss to Cash
Non-Cash Expenses Included in Net Loss
  Depreciation                                                           5,294                2,287
  Amortization                                                         131,492               50,000
  Stock Issued for Services and Other                                  185,881               81,780

Provided by Operating Activities:
  Increase in Accounts Payable and
    Accrued Expenses                                                    40,284               80,757
                                                             ------------------   ------------------
Cash Consumed by Operating Activities                                 (473,021)            (250,062)

Financing Activities:
  Proceeds from the Issuance of Common Stock                           284,044              119,536
  Proceeds from Subscription Receivable                                 20,000
  Proceeds from the Issuance of Convertible Debentures                 300,000              143,500
  Cost of Issuing Convertible Debentures                               (39,000)
  Advances to (from) Related Parties                                   (50,000)               6,500
                                                             ------------------   ------------------
Cash Generated by Financing Activities                                 515,044              269,536

Investing Activities:
  Acquisition of Fixed Assets                                          (10,294)             (12,862)
  Receipt (Advance) of Deposit Receivable                               10,000              (10,000)
                                                             ------------------   ------------------
Cash Provided by Investing Activities                                     (294)             (22,862)

Change in Cash                                                          41,729               (3,388)
Cash and Cash Equivalents-Beginning                                     17,129               20,515
                                                             ------------------   ------------------
Cash and Cash Equivalents-End                                $          58,858    $          17,127
                                                             ==================   ==================

See Summary of Accounting Policies and Notes to Financial Statements

                                                          MAGICINC.COM
                                          Statement of Changes in Stockholders' Equity
                                  For the Years Ended October 31, 2001 and October 31, 2000

                                                                                                                           Total
                                                                Common Stock          Preferred Stock    Accumulated   Stockholders'
                                                           Shares        Amount      Shares    Amount      Deficit        Equity
                                                           ------        ------      ------    ------      -------        ------
Balance October 31, 1999                                  3,944,024   $  (317,577)             $      0  $         0     $(317,577)
                                                         ----------   -----------   ---------  --------  -----------     ---------

Shares Issued in Exchange for Cash                        4,747,500       262,250
Shares Issued as Part of Debt Settlement Agreement           75,000         5,250
Shares Issued in Payment for Services and Other           1,635,600        81,780
Shares Issued upon Conversion of Debt                     3,230,381       150,000
Original Issue Discount on Convertible Debt                       0        50,000
Subscription Receivable                                           0       (20,000)
Net Loss for Year Ended October 31, 2000                                                                    (464,886)
                                                         ----------                 ---------
Balance October 31, 2000                                 13,632,505       211,703                           (464,886)     (253,183)

Shares Issued in Exchange for Cash                       13,080,881       284,044
Shares Issued in Payment for Services and Other           2,000,000       185,881
Shares Issued upon Conversion of Debt                    14,151,799       272,000
Original Issue Discount on Convertible Debt                       0       128,571
Shares Issued in Exchange for Accrued Officer's Salaries                            5,576,923   250,000
Payment of Subscription Receivable                                0        20,000
Net Loss for Year Ended October 31, 2001                                                                    (835,972)
                                                         ----------   -----------   ---------  --------  -----------     ---------
Total Shares before Reverse Split                        42,865,185                 5,576,923
Reduction of Common Shares as Result of
1-for-10 Reverse Stock Split October 12, 2001           (38,578,666)                        0
                                                         ----------   -----------   ---------  --------  -----------     ---------

Balance October 31, 2001                                  4,286,519   $ 1,102,199   5,576,923  $250,000  $(1,300,858)    $  51,341
                                                          =========   ===========   =========  ========  ===========     =========

See Summary of Accounting Policies and Notes to Financial Statements

                                  MAGICINC.COM

                   Summary of Significant Accounting Policies
            Fiscal Years Ended October 31, 2001 and October 31, 2000

Change in Accounting Year

         Beginning January 1, 1999, the Company changed its accounting reporting period from a calendar year ending December 31 to a fiscal year ending October 31. The financial statements, accordingly, present the results of operations, changes in stockholders' equity and cash flows for the years ended October 31, 2001 and October 31, 2000.

Quasi-Reorganization

         As of October 31, 1999, the Company concluded its period of reorganization by reaching a settlement agreement with all its significant creditors. The Company, as approved by its Board of Directors, elected to state its October 31, 1999, balance sheet as a "quasi-reorganization", pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in-capital. The Company has reported net income (and net losses) to retained earnings and (accumulated deficit) from November 1, 1999 forward.

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

Revenue Recognition

         Sales are recognized when a product or service is delivered, shipped or provided to the customer and all material conditions relating to the sale have been substantially performed. Film production costs are capitalized as film cost inventory and are amortized using the individual-film-forecast-computation method over the licensing period.

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

Fair Value of Financial Instruments

         Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2001. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, marketable securities, trade receivables, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

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

Recent Accounting Pronouncements

         In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, "Business Combinations" (SFAS
         141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

         SFAS 141 proscribes the exclusive use of the purchase method of accounting for all business combinations subsequent to the effective date. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, goodwill and these intangibles will be subject to regular impairment tests in accordance with SFAS 142. All other intangible assets will continue to be amortized over their estimated useful lives.

                                  MAGICINC.COM

                          NOTES TO FINANCIAL STATEMENTS
            Fiscal Years Ended October 31, 2001 and October 31, 2000

1. The Company:

Magicinc.com (the "Company") is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. It changed its name in 1999. Through the period ended October 31, 1999, the Company devoted substantially all its efforts to reorganizing its financial affairs and settling its debt obligations. During the fiscal years ended October 31, 2001 and October 31, 2000, the Company was engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, the Company redirected its business focus to the production of commercials and sale of advertising on its Cybars network which broadcasts to bars and nightclubs.

2. Income Taxes:

The Corporation has approximately $5,000,000 in net operating loss carryovers available to reduce future income taxes. These carryovers may be utilized through the year 2016. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. A summary of the deferred tax asset presented on the accompanying balance sheet is as follows:

-------------------------------------------------------------------------------------------
                                                            Oct. 31, 2001   Oct. 31, 2000
                                                            -------------   -------------

Federal Deferred Tax Asset Relating to Net Operating Losses   $ 1,615,000    $ 2,072,679
State Deferred Tax Asset Relating to Net Operating Losses         250,000        290,291
Less: Valuation Allowance                                      (1,865,000)    (2,362,970)
                                                              -----------    -----------
Total Deferred Tax Asset                                      $         0    $         0
                                                              ===========    ===========
-------------------------------------------------------------------------------------------

3. Commitments:

Facilities

The Company is leasing an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center.

     (Notes to Financial Statements Cont'd)

The lease is for a term of two years beginning June 1, 2000 and ending May 31, 2002. The rent for the property was initially scheduled as follows:

         June 1, 2000 through July 31, 2000              Rent waived by Lessor
         August 1, 2000 through November 30, 2000            $4,000/month
         December 1, 2000 through May 31, 2001               $4,500/month
         June 1, 2001 through November 30, 2001              $5,000/month
         December 1, 2001 through May 31, 2002               $5,300/month

Due to delays in obtaining a certificate of occupancy on the entire building, the lessor waived the payment of rent until May 1, 2000 and has agreed to accept rent payments of $3,000 per month. The Company has been advised that it will have the opportunity to extend the term of the lease. The Company has entered into an agreement to purchase the building no later than May 31, 2002 for $480,000, subject to standard conditions. The lessor/seller has paid $26,935 for repairs to the building.

Future rental commitments are as follows:

         Year ending October 31, 2002        $ 21,000


Equipment Leases

The Company leases computer and television and camera equipment for its operations. The leases are operating leases and generally are for a term of 24 months.

Future lease commitments are as follows:

         Year ending October 31, 2002          $37,000
         Year ending October 31, 2003           31,000

Employment Agreements

Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, September 30, 2000, Mr. Venters has, with the approval of the Board of Directors, continued in his positions with the Company and his salary has continued to accrue at the same level as in the last year of the agreement. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through October 31, 2001 and October 31, 2000. The amounts owing on those dates were $24,569 and $278,444, respectively.

In addition to cash compensation, the Company granted Mr. Venters options to purchase 750,000 (pre-reverse split) shares of the Company's common stock at $0.0001 per share. As of October 31, 2001, Mr. Venters had exercised all of these options.

     (Notes to Financial Statements Cont'd)

4. Stockholders' Equity:

Common Stock

Reverse Split

Effective October 12, 2001, each share of the Company's common stock was exchanged for one-tenth of a share of the Company's new common stock pursuant to a 1-for-10 reverse split. The Company's financial statements, including the Statement of Operations as pertains to Net Loss per Share and the weighted average of outstanding common shares and equivalents, have been retroactively revised to account for the reverse split.

Stock Issued for Cash:

The Company issued 4,747,500 (pre-reverse split) shares of common stock for $262,250 in fiscal year 2000 and 13,080,881 (pre-reverse split) shares of common stock for $284,044 in fiscal year 2001.

Stock Issued in Exchange for Long-term Debt:

In fiscal year 2000, as part of its debt restructuring, the Company issued 75,000 shares of (pre-reverse split) common stock. The shares were valued at $5,250.

Stock Issued for Services:

During fiscal year 2000, the Company issued 1,635,600 (pre-reverse split) shares for services at a valuation of $81,780, which approximated market value. In fiscal year 2001 the Company issued an additional 2,000,000 (pre-reverse-split) shares for services valued at $185,881 which approximated market value.

Stock Issued upon Conversion of Debentures:

During fiscal year 2000, the Company issued 3,230,381 (pre-reverse split) shares of its common stock upon conversion of $150,000 of principal amount of Series A convertible debentures. In fiscal year 2001, the Company issued an additional 14,151,799 (pre-reverse split) shares in conversion of $272,000 of principal amount of debentures.

Preferred Stock

On March 23, 2001, the Company issued 3,076,923 shares of Series A Preferred Stock to its president and chief executive officer, Gordon Scott Venters, in exchange for the elimination of $200,000 of debt owed to him for accrued salaries. The shares were valued at $0.065 per share which was the average price of the common stock at the time of issuance. Each share of this series of preferred stock was initially convertible into one share of common stock.

On October 1, 2001, an additional 2,500,000 shares of Series A Preferred Stock were issued to Gordon Scott Venters, in exchange for the elimination of $50,000 of debt owed to him for accrued salaries. The shares were valued at $0.02 per share which was in excess of the average price of the common stock on September 28, 2001. Each share of this series of preferred stock was also initially convertible into one share of (pre-reverse split) common stock.

The Series A Preferred Stock is identical to the Common Stock except that each share of Series A Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. Each share of the Series A Preferred Stock is convertible into one-tenth of a share of the Company's (post-reverse split) common stock.

Convertible Debentures

In January 2001 and in May 2001, the Company received $130,500 (net of expenses of $19,500) for a total of $261,000 (net of expenses of $39,000) from an offering of 5% Class A senior subordinated convertible redeemable debentures. These debentures entitle the holder to convert into common stock at 70% of the average closing bid price of the three trading days prior to the election to convert. Accrued interest may also be paid in the same fashion. At any time after 90 days, the Company has the option to redeem the debentures, in whole or in increments of $10,000, for 125% of the face amount. At the request of the debenture holders, the Company issued, in escrow, 3,250,000 (pre-reverse split) shares of common stock to guarantee the stock issuance if the debenture holders, elect conversion. All of the escrow shares have been used to satisfy conversion requests by the debenture holders.

Due to provisions of the conversion formula, the potential dilutive effect, if debentures are converted, cannot be determined at this date.

As of October 31, 2001, a principal balance of $28,000 of the convertible debentures, which had become due on October 20, 2001, was outstanding.

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

     (Notes to Financial Statements Cont'd)


                  Dividend Yield                              None
                  Expected Life                              2 Years
                  Expected Volatility                         68%
                  Risk-free Interest Rate                      6%

There were no employee or non-employee options and warrants granted and exercised for each of the fiscal years ended October 31, 2000 and October 31, 2001.

5. Litigation:

The Company is not a party to any litigation except that it has been notified by the holders of the outstanding convertible debentures that they may bring suit to collect the remaining $28,000 principal balance, which came due October 20, 2001. Also a supplier of services to the Company has requested payment of approximately $20,000 which the Company claims has been paid for by its issuance of common stock in lieu of cash.

6. Related Party Transactions:

Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, Mr. Venters has, with the approval of the Board of Directors, continued in his positions with the Company and his salary has continued to accrue at the same level as in the last year of the agreement. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through October 31, 2001 and October 31, 2000. In March and October 2001, Mr. Scott Venters received, in exchange for a total of $250,000 of salary owed to him, a total of 5,576,923 shares of Series A Preferred Stock. The Series A Preferred Stock is convertible into 557,693 (post-reverse split) shares and has the equivalent voting rights of 2,230,772 shares of (post-reverse split) common stock. As of October 31, 2001 and October 31, 2000, the amount owed Mr. Gordon Scott Venters for accrued salary was $24,569 and $278,444, at those dates respectively.

In addition to cash compensation, the Company granted Mr. Venters options to purchase 750,000 (pre-reverse split) shares of the Company's common stock at $0.0001 per share. As of October 31, 1999, Mr. Venters had exercised all of these options.

Mr. Venters also has an option to acquire an additional 500,000 (pre-reverse split) shares at $0.0001 per share upon the successful procurement of financing for the motion picture "Liberty City".

During both fiscal years 2000 and 2001, Mr. John Venters, the father of the Company's president, owed the Company on a non-interest bearing basis up to $50,000 for short-term periods. As of October 31, 2001, the balance owed was $50,000 which was repaid in January 2002.

     (Notes to Financial Statements Cont'd)

During fiscal year 2001, while the Company's facilities were being renovated, a small portion of the Company's facilities were provided to Black Music Television, Inc. on a rent-free basis. Mr. Robert Ingria, a former director of Magicinc.com was also an officer, director and stockholder of Black Music Television, Inc. Mr. Ingria resigned from the Magicinc.com board of directors on January 31, 2002 at which time Black Music Television Inc. vacated the Company's premises.

7. Supplemental Cash Flow Information:

Selected non-cash investing and financing activities are summarized as follows:

                                                            2001        2000
--------------------------------------------------------------------------------
Non-cash Equity Transactions:

Issuance of Common Stock to Retire Debt                          0    $   5,250
Issuance of Common Stock upon Conversion of Debentures    $272,000      150,000
Issuance of Series A Preferred Stock to Retire Accrued
  Salary Payable of Officer                                250,000            0
--------------------------------------------------------------------------------

8. Subsequent Events:

In the first quarter of fiscal year 2002, the Company issued a total of 100,000 (post-reverse split) shares of its common stock for $20,000 cash.

9. Ability to Continue as a Going Concern and Management Plan:

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had revenue in the ordinary course of its business. The lack of sales and recurring losses from operations raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity funding to allow it to pursue its revised business plan which involves the sale of advertising on the Company's Cybars digital network and the possible acquisition of companies in related or unrelated businesses. To support its ongoing operations, additional financing must be obtained either through the sale of equity or debt.