Form 10QSB
period 2002-01-31
MAGICINC COM
filed 2002-03-22
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

Applicable only to corporate issuers
As of March 20, 2002 (the most recent practicable date), there were 5,286,519 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
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
SIGNATURES

MAGICINC.COM Consolidated Balance Sheets January 31, 2002 and October 31, 2001 (unaudited) See Summary of Accounting Policies and Notes to Financial Statements.
	January 31, 2002	October 31, 2001

ASSETS

Current Assets:
Cash and Cash Equivalents	$22,719	$58,858
Loans Receivable - Related Parties	0	50,000

Total Current Assets	22,719	108,858

Property and Equipment - Net	19,916	15,926

Total Assets	42,635	124,784

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts, Payroll and Accrued Expenses Payable	30,890	20,873
Accrued Officer's Salary under Employment Agreement	42,819	24,569
Convertible Debentures Payable	28,000	28,000
Deferred Income	3,625	0

Total Liabilities	105,334	73,442

Stockholders' Equity (Deficit):
Preferred Stock, Series A Convertible ($0.0001 par value)
5,576,923 Shares Authorized
5,576,923 Shares Issued at January 31,2002 and at October 31, 2001	250,000	250,000

Common Stock
44,423,077 Shares Authorized ($0.0001 par value)
4,386,519 Shares Issued at January 31, 2002 and 4,286,519 Shares Issued at October 31, 2001	1,122,200	1,102,200

Deficit Accumulated during Development Stage since Quasi-reorganization October 31, 1999	(1,434,899)	(1,300,858)

Total Stockholders' Equity (Deficit)	(62,699)	51,342

Total Liabilities & Stockholders' Equity (Deficit)	$42,635	$124,784

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGICINC.COM Consolidated Statements of Operations January 31, 2002 and January 31, 2001 (unaudited) See Summary of Accounting Policies and Notes to Financial Statements.
	Three Months Ended January 31, 2002	Three Months Ended January 31, 2001

Net Sales	$3,175	$0

Selling, General and Administrative Expenses	136,683	142,713
Interest Expense	533	4,536

Total Expenses	137,216	147,249

Net Loss before Income Taxes	(134,041)	(147,249)

Income Tax Expense	0	0

Net Loss	$(134,041)	$(147,249)

Basic Net Income (Loss) Per Share	$(0.03)	$(0.10)

Weighted Average Common Share Equivalent Outstanding as Adjusted for 1-for-10 Reverse-Split	4,862,590	1,409,917

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGICINC.COM Consolidated Statements of Cash Flows January 31, 2002 and January 31, 2001 (unaudited) See Summary of Accounting Policies and Notes to Financial Statements.
	Three Months Ended January 31, 2002	Three Months Ended January 31, 2001

Operating Activities:

Net Loss	$(134,041)	$(147,249)

Adjustments to Reconcile Net Loss to Cash

Non-Cash Expenses Included in Net Loss

Depreciation and Amortization	1,500	4,848
Stock Issued for Services	0	77,000

Consumed by Operating Activities:

Increase (Decrease) in Accounts, Payroll and Accrued Expenses Payable	31,892	(30,097)

Cash Consumed by Operating Activities	(100,649)	(95,498)

Financing Activities:

Proceeds from the Issuance of Common Stock	20,000	20,000
Proceeds from the Issuance of Convertible Debentures	0	150,000
Cost of Issuing Convertible Debentures	0	(19,500)
Proceeds from Subscription Receivable	0	20,000
Repayment of Advances to Related Parties	50,000	0

Cash Generated by Financing Activities	70,000	170,500

Investing Activities:

Acquisition of Fixed Assets	(5,490)	(3,004)

Cash Consumed by Investing Activities	(5,490)	(3,004)

Change in Cash	(36,139)	71,998
Cash and Cash Equivalents-Beginning	58,858	17,129

Cash and Cash Equivalents-Ending	$22,719	$89,127

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGICINC.COM

Notes to Interim Consolidated Financial Statements
January 31, 2002
(Unaudited)

Note 1.  The interim consolidated financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The consolidated financial statements include the results of Cybars, Inc., a wholly-owned subsidiary incorporated in Florida on January 2, 2002.

Note 2. Stockholders' Equity:

Reverse Split

Effective October 12, 2001, each share of the Company's common stock was exchanged for one-tenth of a share of the Company's new common stock pursuant to a 1-for-10 reverse-split. The Company's financial statements, including the Statement of Operations as pertains to Net Loss per Share and the weighted average of outstanding common shares and equivalents, have been retroactively revised to account for the reverse-split.

Stock Issued for Cash

During the three months ended January 31, 2002, the Company issued 100,000 shares of restricted common stock at $0.20 per share for a total of $20,000.

Note 3. Convertible Debentures:

In January 2001, the Company received $130,500 (net of expenses of $19,500) from its offering of $150,000 of 5% Series A Senior Subordinated Convertible Redeemable Debentures. These debentures matured on October 20, 2001 and entitle the holders to convert into the Company's common stock at 70% of the average closing bid-price of the three trading days prior to the election to convert.

At January 31, 2002, debentures in the principal amount of $28,000 were outstanding.

Note 4. Commitments:

Facilities

The Company is leasing an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center.

The lease is for a term of two-years beginning June 1, 2000 and ending May 31, 2002. The rent for the property was initially scheduled as follows:

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

Future rental commitments are as follows:

Year ending October 31, 2002	$12,000

Equipment Leases

The Company leases computer and television and camera equipment for its operations. The leases are operating leases and generally are for a term of 24-months.

Future lease commitments are as follows:

Year ending October 31, 2002	$34,000
Year ending October 31, 2003	31,000

Employment Agreements

Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, September 30, 2000, Mr. Venters has, with the approval of the Board of Directors, continued in his positions with the Company and his salary has continued to accrue at the same level as in the last year of the agreement. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through January 31, 2002 and October 31, 2001. The amounts owing on those dates were $42,819 and $24,569, respectively.

Note 5. Subsequent Events:

Stock Issued

During the period February 1, 2002 through March 20, 2002, the Company issued 900,000 shares of common stock: 350,000 for cash; 400,000 in exchange for the Company's convertible debentures; and 150,000 for consulting services.

Convertible Debentures

During the period February 1, 2002 through March 20, 2002, the $28,000 principal balance of convertible debentures payable was paid; $14,000 by conversion into common stock and $14,000 by cash payment.

Note 6. Ability to Continue as a Going Concern and Management Plan:

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenue in the ordinary course of its business. The lack of sales and recurring losses from operations raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity funding to allow it to pursue its revised business plan which involves the sale of advertising on the Company's point-of-sale advertising network and the possible acquisition of companies in related or unrelated businesses. To support its ongoing operations, additional financing must be obtained either through the sale of equity or debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      We are a development stage media production company focused primarily on the television advertising industry, offering production capability and the services of a point-of-sales advertising display network. Our primary business is now the production and distribution of television advertising commercials designed to affect consumers' purchasing decisions at the point of purchase.

      We plan to provide proprietary advertising content which we produce as well as advertising content provided by commercial sponsors.

      We have patterned our business on the operations of Next Generation Networks and RMS Networks which provide in-store advertising at locations such as Sports Authority retail stores and 7-11 convenience stores. We plan to provide similar advertising in adult-type venues which are open primarily in the evening hours.

      Our plan of operation consists of using trained commissioned sales people to solicit for advertisers for the Cybars network. We provide advertisers, as part of an advertising package, a professionally produced commercial which will air a specific number of times per day at locations that agree to run the commercials on televisions at their place of business. The locations are primarily bars, taverns and nightclubs which cater to a particular age and income group which is attractive to specific advertisers.

      Generally, we offer an advertising package to sponsors for $250 per month. Bars, taverns, nightclubs and other businesses which permit our ads to be viewed at their locations are compensated with free advertising spots. We plan to aggressively solicit for advertisers in Fort Lauderdale and for additional bars and similar venues where our ads can be seen. We also plan to promote our advertisers on our website and assist them in providing special offers to viewers and to guests of our website.

      On a longer-term basis, we expect to hire sales personnel to sell ads in other cities in Broward County, Florida such as Pompano Beach and Deerfield Beach. If this endeavor proves to be successful, we intend to expand the scope of our business to adjoining counties and throughout Florida.

      During the first quarter of fiscal 2002, we began to implement our new business model. We have started to receive revenue from advertisers.

      Cybars.com (a registered domain name) is a live Internet nightclub syndication utilizing CyBarCam Internet cameras and club monitors. Our plan of operations provided for our websites to contain graphically rich interactive "CyBar-Streets" and "CyBarClubs" in a virtual entertainment network linking major cities throughout the country. These "CyBar-Streets" were to contain numerous entertainment venues in the form of Internet "CyBarClubs." At these sites patrons were able to literally go "nightclubbing" from home computer terminals linked to monitors and live camera feeds to local clubs. We had intended to sell memberships in our CyBarClub network. The membership was to provide access to our website and the club network for a monthly fee. After a trial period with little success in attracting dues-paying members, we discontinued soliciting for paying memberships and are now issuing free memberships. We plan to obtain revenue from bars and nightclubs to be part of our network and to provide them with email and other advertising opportunities directed at our members.

      On January 2, 2002, we incorporated, as a wholly owned subsidiary, Cybars Inc., to assume the operations of our Cybars division.

Competition

      Competition for advertisers is intense. We will be competing with similar networks and also with radio, television and cable companies. We believe that our new strategy of offering advertising in bars and nightclubs will provide particular advertisers with access to a select clientele at attractive rates. There can be no assurances that we will be able to obtain the desired results from our business strategy or to be profitable.

Other Opportunities

      In addition to pursuing our new adverting business model, we are seeking to acquire companies or enter into joint ventures with companies that are involved in the entertainment and advertising businesses. We may also consider the acquisition of companies that are in completely unrelated industries if our board of directors considers the opportunity worthwhile. In light of our limited cash position and the price of our common stock, there is no assurance that we will be able to complete the acquisition of any company.

RESULTS OF OPERATIONS

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Three months ended January 31, 2002 and three months ended January 31, 2001

Sales

      We are presently in the development stage of our new business plan which is the providing of advertising on our point-of-sale television network. Beginning in January 2002, we had sales in the amount of $3,175. These nominal initial sales generally represent cash receipts from our advertisers less the amounts received for services to be provided in future periods. The revenue deferred to future periods at January 31, 2002 was $3,625. We did not have any sales in the three months ended January 31, 2001.

Expenses

      Selling, general and administrative expenses for the quarter ended January 31, 2002 decreased $6,030 or 4.2%, to $136,683 from $142,713 in the comparable 2001 quarter. In the January 2001 quarter, we had professional consulting expenses of $77,000 paid for with our common stock in lieu of cash. In the January 2002 quarter, no stock was issued for services. Included in selling, general and administrative expenses, for the current period, is the salary of our president and chief executive officer, Mr. Gordon Scott Venters, in the amount of 33,250 of which $13,000 was paid and $20,250 was accrued but not paid.

      Interest expense for the quarter ended January 31, 2002, decreased $4,003, or 88.2%, to $533 from $4,536 in the comparable 2001 quarter. The decrease in interest expense results from the reduction of the principal balance of our convertible debentures. For the entire January 31, 2002 quarter, the principal balance of our convertible debentures remained at $28,000. In the January 2001 quarter, the outstanding balance at the end of that period was $150,000. Although the debentures were outstanding for only part of the month of January of the January 2001 quarter, the interest expense included both accrued interest and amortization of the original issue discount. There was no amortization of the original issue discount of the debentures in the January 2002 quarter, as the original issue discount had been fully amortized at the debenture maturity date in October 2001.

Losses

      Our net loss, before taxes, for the quarter ended January 31, 2002 decreased 9.0% from $147,249, in the January 2001 quarter, to $134,041. Because we have substantial tax carryforwards, we have not reduced our net loss for the quarter by any tax benefit and, therefore, net loss before taxes and net loss after taxes are the same. Our loss per share for the quarter ended January 31, 2002 was $0.03, based on 4,862,590 weighted average common and equivalent shares compared to $0.10, based on 1,409,917 weighted average common and equivalent shares in the previous year's comparable quarter. The number of weighted average common and equivalent shares has been, retroactively, adjusted for a 1-for-10 reverse-split of our common stock which became effective on October 12, 2001.

      Our recently developed plan of operations provides for increasing revenues for each of the remaining three quarters of the fiscal year ending October 31, 2002. We look forward to reducing or, possibly, eliminating our losses by the fourth quarter of fiscal year October 31, 2002 as we continue to attract advertisers to our network. There can be no assurance that we will achieve or maintain profitability, or be able to reduce our losses, or that revenues will be generated or that growth can be sustained in the future.

LIQUIDITY AND CAPITAL RESOURCES

      As of January 31, 2002, we had cash and cash equivalents of $22,719 compared to $89,127 on January 31, 2001 and $58,858 on October 31, 2001.

      We have not been able to generate cash flow from operations. In fact, our operating activities consumed $100,640 cash in the three months ended January 31, 2002 and consumed $95,498 in the three months ended January 31, 2001.

      We have been able to continue in business primarily from the receipt of cash from financing activities. In the quarter ended January 31, 2002, we issued 100,000 shares of our common stock for $20,000.

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

Capital Expenditures

      During the quarter ended January 31, 2002,we purchased equipment for $5,490. We expect to increase our expenditures in the coming months either by purchasing with financing or entering into operating leases.

Quasi-Reorganization

      As of October 1999, we reached settlement agreements with all of our significant creditors and, by that date, we changed our business focus. Our board of directors elected to state our October 31, 1999 balance sheet as a "quasi-reorganization." In a quasi-reorganization, the deficit in retained earnings is eliminated by charging paid-in-capital. In effect, this gives our balance sheet a "fresh start." Beginning November 1, 1999 and continuing forward, we are crediting net income and charging net losses to retained earnings.

Ability to Continue as a Going Concern

      Our financial statements in this Form 10-QSB have been prepared assuming that we will continue as a going concern. We have not had significant revenue in the ordinary course of business. The lack of sales and recurring losses from operations raises substantial doubt about our ability to continue as a going concern. We estimate that we will need approximately $300,000 to fund our operations for the next twelve months. Our plan regarding these matters is to seek further equity funding to allow us to meet our cash needs as we pursue plans to expand our advertising television network. In order to support ongoing operations for the next 12-month period, additional financing must be obtained either through borrowings or the sale of equity securities.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are not currently a party to any legal proceedings. However, we have been billed approximately $20,000 for services that, we believe, were previously paid for with shares of our common stock in lieu of cash. If the claimant pursues a legal remedy, we will defend our position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In January 2002, we issued 100,000 shares of our common stock to Dr. Harold K. Terry at $0.20 per share, for a total of $20,000. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is a sophisticated investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes. We used the $20,000 proceeds of the sale for general working capital requirements.

     As of January 31, 2002, we had 4,386,519 shares of common stock outstanding. As of the same date we had 5,576,923 outstanding shares of Series A Preferred Stock convertible into 557,693 shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On October 20, 2002, the remaining principal balance of $28,000 of our convertible debentures became due and the maturity date was not formally extended. In March 2002, the balance was paid; $14,000 in cash and $14,000 by conversion into our common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     Resignation of director

     Effective January 31, 2002, Mr. Robert M. Ingria resigned as a member of our board of directors. This event was previously reported in our Form 10-KSB filing for the fiscal year ended October 31, 2001.

     Subsequent events

     During the period February 1, 2002 through March 20, 2002, we issued 900,000 shares of common stock: 350,000 shares for cash; 400,000 shares in conversion of $14,000 principal amount of the convertible debentures and 150,000 shares for consulting services. As of March 20, 2002, we had 5,286,519 shares of common stock outstanding. As of the same date we had 5,576,923 outstanding shares of Series A Preferred Stock convertible into 557,693 shares of our common stock.

     In March 2002, the remaining $28,000 principal balance of our convertible debentures payable was paid.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     10.1 Consulting Agreement
     10.2 Assignment and Assumption Agreement

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended January 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGICINC.COM

March 22, 2002	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer

10.1
                                CONSULTING AGREEMENT

 This CONSULTING AGREEMENT ("Agreement") is made and entered into as
of the 7th day of March, 2002, by and between   "thestockpit.com" a Del. Corp.
("Consultant"), and Magicinc.com, a corporation organized and existing pursuant to the laws of the State of Delaware ("Company").

                                      RECITALS

 WHEREAS, Company presently has business operations that it conducts over the
Internet; and

 WHEREAS, Consultant does Internet marketing consulting; and

 WHEREAS, Company desires to retain Consultant to provide an outside opinion regarding the management and marketing of the online business of the Company.

 NOW, THEREFORE, in consideration of the mutual covenants and undertakings set forth below, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

 1. DUTIES OF CONSULTANT.  Consultant agrees to make itself available for consultation with management of the Company in relation to its Internet business operations for a ninety (90) day period, beginning March 7, 2002.  Consultant will render advisory and consultant services during the term of this Agreement and will give the
Company the benefit of its special knowledge, skill, contacts, and business experience to the extent relevant to the Internet business operations of the Company and will keep reasonably informed as to the operations of the Company.  Consultant agrees to submit its comments and suggestions for improvement to the appropriate members of the management of the Company and agrees to attend business meetings when requested by the Company.

 2. TIME LIMITATION.  Consultant shall be obligated to make itself available for consultation to the Company for a period not to exceed five (4) hours per week during the ninety (90) day term of this Agreement.

        3. COMPENSATION.  As compensation for the consulting services to be performed by the Consultant, it is agreed that the Company will immediately transfer to the Consultant upon the execution of this Agreement 150,000 shares of the common stock of the Company which the Consultant acknowledges shall be in legend form pursuant to Rule 144.

       Legend.  Each certificate for these Securities shall bear a legend as follows, unless such Securities have been registered under the Securities Act of 1933, as amended ("Act"):

"The securities represented by this certificate have not been registered under the
Securities Act of 1933, as amended ("Act") or applicable state law. The securities may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act or applicable state securities laws, or pursuant to an opinion of counsel satisfactory to the Company stating that an exemption from such registration is available for such sale and transfer."

 Registration. The company agrees that this stock will carry full piggyback registration rights.

 4. EXPENSES.  Company agrees to pay for all costs and expenses incurred by the Consultant in connection with the consulting services to be rendered pursuant to the terms of this Agreement including all necessary, customary, and usual expenses incurred by Consultant while traveling for and on behalf of the Company pursuant to the
Company's directions.

 5. INDEPENDENT CONTRACTOR STATUS.  Nothing contained in this
Agreement shall be construed to create the relation of principal and agent or employer and employee between the Consultant and the Company.  The Consultant shall act at all times during the terms of this Agreement as an independent contractor.

 6. RELEASE.  The Company acknowledges that Consultant will be rendering opinions in relation to the Internet business operations of the Company and
Consultant shall thus not be responsible for the implementation of any decisions made by the Company based upon the opinions of the Consultant.  The Company hereby releases the Consultant from any and all claims, damages, and causes of action that may arise from any actions or decisions not to act of the Company taken as a result of the opinions offered by the Consultant.  The Company agrees to indemnify the Consultant against all claims, damages, losses, and expenses, including reasonable attorney's fees, for any such action or decision not to act made by the Company based upon the opinion of the
Consultant.

 7. COMPLETE AGREEMENT.  This Agreement supersedes all prior agreements and understandings between the parties and may not be modified, changed, or altered except by further written agreement signed by all parties to this Agreement.

 8. SEVERABILITY AND GOVERNING LAW.  Each of the provisions of this Agreement shall be enforceable independently of any other provision of this
Agreement and independent of any other claim or cause of action.  In the event of any dispute arising under this Agreement, it is agreed between the parties that the law of the
State of Ohio will govern the interpretation, validity, and effect of this Agreement.

 9. WAIVER OF BREACH.  The failure of either party at any time to require the performance of any of the provisions of this Agreement shall in no way affect the respective rights of either party to enforce the same nor shall the waiver by either party of any breach of any provision under this Agreement be construed to be a waiver of any succeeding breach or as a waiver or modification of the provisions of the Agreement itself.

 10. PERSONAL NATURE OF AGREEMENT AND BINDING EFFECT.
This Agreement is between the Consultant and the Company and neither party may delegate or assign any of its right or duties to anyone else without the expressed written consent of the other party.  This Agreement shall be binding upon the permitted successors, assigns, heirs, executors, and administrators of the respective parties.
 WHEREFORE, the parties have executed this Consulting Agreement in Seneca
County, Ohio on the date first above written.

thestockpit . com
By: /s/ Earl Roberts
Date:  3/7/02

Magicinc.com
By: /s/ Gordon Scott Venters
President
Date:  3/7/02

10.2
                          ASSIGNMENT AND ASSUMPTION AGREEMENT

            ASSIGNMENT AND ASSUMPTION AGREEMENT ("Agreement") dated this 7th day of March, 2002 between Louvre Investors LLC, Yellow Stream Company LLC and Carlsbad
Capital LLC (collectively "Assignor"), Fountainview Capital Corporation ("Assignee") and
Magicinc.com ("Company").

            WHEREAS:

A. The Company issued its 5% Series A Senior Subordinated Convertible
Redeemable Debentures on October 20, 1999 to BVH Holdings LLC ("BVH") having an aggregate original principal face amount of Three Hundred Thousand United States Dollars $300,000 (singly, a
"Debenture," and collectively, the "Debentures");

B. Pursuant to an Assignment and Assumption Agreement dated May 17, 2001,
("Assignment 1") between BVH and TLL Trading, LLC ("TLL"), BVH assigned and TLL assumed the principal sum of the Debentures in the amount of $300,000;

C. Pursuant to an Assignment and Assumption Agreement dated May 22, 2001,
("Assignment 2") between TLL and Assignor, TLL assigned and Assignor assumed the principal sum of the Debentures in the amount of $300,000;

D. On June 6, 2001, Assignor funded the Company the sum of $150,000 towards the principal sum of the Debentures, of which $28, 000 remains unconverted ("Unconverted
 Balance");

E. Assignor is willing to assign the outstanding principal of the Debentures and the Unconverted Balance to Assignee, and Assignee is willing to assume the outstanding principal of the Debentures and the Unconverted Balance.

            NOW THEREFORE, it is agreed that Assignor shall receive the total sum of $28,000, to be paid as follows: $14,000 to be funded by wire from the Company to Assignor and $14,000 to be funded by wire from the Assignee to the Assignor, in consideration for the Unconverted Balance, and that Assignor shall assign and Assignee shall assume the principal sum of $150,000 of the
Debentures and shall render  performance under such instruments in the place and stead of Assignor, and the Company hereby acknowledges such assignment and assumption.

(THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK)

      Each of the Company, Assignor and Assignee have executed this Assignment and
Assumption Agreement as of the date first above written.

LOUVRE INVESTORS LLC   FOUNTAINVIEW CAPITAL
(Assignor)      CORPORATION
                                (Assignee)

By:                          By:

YELLOW STREAM COMPANY LLC
(Assignor)

By:

CARLSBAD CAPITAL LLC
(Assignor)

By:
ACKNOWLEDGED AND AGREED:

MAGICINC.COM
(Company)

By: