Form 10QSB
period 2002-04-30
MAGICINC COM
filed 2002-06-19
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

000-29921

Commission file number

MAGIC MEDIA NETWORKS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	65-0494581

(State of incorporation)	(IRS Employer Identification Number)

530 North Federal Highway Fort Lauderdale, Florida 33301

(Address of principal executive office)

(954) 764-0579

(Issuer's telephone number)

MAGICINC.COM

(Former name if changed since last report)

Check whether the issuer:
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
Yes [X] No[ ]
and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers
As of June 14, 2002 (the most recent practicable date), there were 6,716,519 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets April 30, 2002 (unaudited) and October 31, 2001 See Summary of Accounting Policies and Notes to Financial Statements.

	April 30, 2002	October 31, 2001

ASSETS

Current Assets:
Cash and Cash Equivalents	$38,232	$58,858
Loans Receivable - Related Parties	0	50,000

Total Current Assets	38,232	108,858

Property and Equipment - Net	18,930	15,926

Total Assets	57,162	124,784

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts, Payroll and Accrued Expenses Payable	35,734	20,873
Accrued Officer's Salary under Employment Agreement	67,069	24,569
Note Payable - Related Parties	45,000	0
Convertible Debentures Payable	0	28,000
Deferred Income	710	0

Total Liabilities	148,513	73,442

Stockholders' Equity (Deficit):
Preferred Stock, Series A Convertible ($0.0001 par value)
5,576,923 Shares Authorized
5,576,923 Shares Issued at April 30, 2002 and at October 31, 2001	250,000	250,000

Common Stock
44,423,077 Shares Authorized ($0.0001 par value)
6,466,519 Shares Issued at April 30, 2002 and 4,286,519 Shares Issued at October 31, 2001	1,235,267	1,102,200

Deficit Accumulated during Development Stage since Quasi-reorganization October 31, 1999	(1,576,618)	(1,300,858)

Total Stockholders' Equity (Deficit)	(91,351)	51,342

Total Liabilities & Stockholders' Equity (Deficit)	$57,162	$124,784

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations April 30, 2002 and April 30, 2001 (unaudited) See Summary of Accounting Policies and Notes to Financial Statements.
	Three Months Ended		Six Months Ended
	April 30, 2002	April 30, 2001	April 30, 2002	April 30, 2001

Net Sales	$7,101	$0	$10,276	$0

Selling, General and Administrative Expenses	139,820	203,362	276,503	346,075
Interest Expense	9,000	68,393	9,533	72,929

Total Expenses	148,820	271,755	286,036	419,004

Net Loss before Income Taxes	(141,719)	(271,755)	(275,760)	(419,004)

Income Tax Expense	0	0	0	0

Net Loss	$(141,719)	$(271,755)	$(275,760)	$(419,004)

Basic Net Income (Loss) Per Share	$(0.02)	$(0.15)	$(0.05)	$(0.37)

Weighted Average Common Share Equivalent Outstanding as Adjusted for 1-for-10 Reverse-Split	5,858,931	1,816,577	5,360,761	1,142,208

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows April 30, 2002 and April 30, 2001 (unaudited) See Summary of Accounting Policies and Notes to Financial Statements.
	Six Months Ended April 30, 2002	Six Months Ended April 30, 2001

Operating Activities:

Net Loss	$(275,760)	$(419,004)

Adjustments to Reconcile Net Loss to Cash

Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	3,000	58,598
Stock Issued for Services	52,400	172,500

Consumed by Operating Activities:
Increase (Decrease) in Accounts, Payroll and Accrued Expenses Payable	58,071	(186,705)
Increase in Other Operating Assets	0	14,000

Cash Consumed by Operating Activities	(162,289)	(360,611)

Financing Activities:
Proceeds from the Issuance of Preferred Stock	0	200,000
Proceeds from the Issuance of Common Stock	66,667	20,000
Proceeds from Note Payable - Related Parties	45,000	0
Proceeds (Net) from the Issuance of Convertible Debentures	0	130,500
Proceeds from Subscription Receivable	0	20,000
Advances to Related Parties	0	(14,000)
Repayment of Advances to Related Parties	50,000	0
Payment of Convertible Debentures	(14,000)	0

Cash Generated by Financing Activities	147,667	356,500

Investing Activities:
Acquisition of Fixed Assets	(6,004)	(5,552)
Return of Deposit Receivable	0	10,000
Security Deposit on Lease	0	(2,920)

Cash (Consumed) Produced by Investing Activities	(6,004)	1,528

Change in Cash	(20,626)	(2,583)
Cash and Cash Equivalents-Beginning	58,858	17,129

Cash and Cash Equivalents-Ending	$38,232	$14,546

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.

Notes to Interim Consolidated Financial Statements
April 30, 2002
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

Note 2. Stockholders' Equity

Reverse Split

Effective October 12, 2001, each share of the Company's common stock was exchanged for one-tenth of a share of the Company's new common stock pursuant to a 1-for-10 reverse-split. The Company's financial statements, including the Statements of Operations as pertains to Net Loss per Share and the weighted average of outstanding common shares and equivalents, have been retroactively revised to account for the reverse-split.

Stock Issued for Cash

During the three months ended April 30, 2002, the Company issued 350,000 shares of restricted common stock at $0.133 per share for a total of $46,667.

Stock Issued for Services and Interest

During the three months ended April 30, 2002, the Company issued 1,130,000 shares of restricted common stock for services. The shares were valued at the approximate market value at the time of issuance (between $0.028 and $0.04 per share) for a total of $43,400. Of these shares, 1,105,000 were issued for investor relations services and 25,000 for other consulting and professional services. The Company also issued 200,000 shares of restricted common stock, valued at $9,000 ($0.045 per share), as a financing fee in connection with the Company's short-term Note Payable-Related Party, in the amount of $45,000.

Note 3. Convertible Debentures

In January 2001, the Company received $130,500 (net of expenses of $19,500) from its offering of $150,000 of 5% Series A Senior Subordinated Convertible Redeemable Debentures. These debentures matured on October 20, 2001 and entitled the holders to convert into the Company's common stock at 70% of the average closing bid-price of the three trading days prior to the election to convert. In March 2002, $14,000 of principal amount of debentures were converted, at $0.035 per share, into 400,000 shares of common stock  The remaining $14,000 balance of the debentures  was paid, in cash, by the Company in March 2002.

Note 4. Commitments

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

Due to delays in obtaining a certificate of occupancy on the entire building, the lessor waived the payment of rent until May 1, 2000 and has agreed to accept rent payments of $3,000 per month. The Company has entered into an agreement to purchase the building no later than May 31, 2002 for $480,000, subject to standard conditions. The Company has been advised that it will have the opportunity to extend the term of the lease and the agreement to purchase the building.

Equipment Leases

The Company leases computer and television and camera equipment for its operations. The leases are operating leases and generally are for a term of 24-months.

Future lease commitments are as follows:

Year ending October 31, 2002	$24,000
Year ending October 31, 2003	31,000

Employment Agreements

Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, September 30, 2000, Mr. Venters has, with the approval of the Board of Directors, continued in his positions with the Company and his salary has continued to accrue at the same level as in the last year of the agreement. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through April 30, 2002 and October 31, 2001. The amounts owing on those dates were $67,069 and $24,569, respectively.

Note 5. Subsequent Events

Stock Issued

During the period May 1, 2002 through June 14, 2002, the Company issued a total of 250,000 shares of restricted common stock in payment for services. Of theses shares 200,000 were issued to officers, directors and employees and 50,000 shares were issued to an outside consultant.

Note 6. Ability to Continue as a Going Concern and Management Plan

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

      We have patterned our business on the operations of Next Generation Networks and RMS Networks which provide in-store advertising at locations such as Sports Authority retail stores and 7-Eleven convenience stores. We plan to provide similar advertising in bars, taverns and nightclubs which are open primarily in the evening hours.

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

      During the first six months of fiscal 2002, we began to implement our new business model. We have received only nominal revenue from advertisers.

      We own the cybars.com domain name and had planned to develop a live Internet nightclub syndication utilizing “CyBarCam” Internet cameras and club monitors. We have discontinued this aspect of our business but expect to continue to solicit bars, taverns and nightclubs to advertise on our network and to provide their customers with email and other advertising opportunities on our website. On January 2, 2002, we incorporated, as a wholly owned subsidiary, Cybars Inc., to assume the operations of our Cybars division.

Competition

      Competition for advertisers is intense. We will be competing with similar networks and also with radio, television and cable companies. We believe that our new strategy of offering advertising in bars, taverns and nightclubs has the potential to provide particular advertisers with access to a select clientele at attractive rates. There can be no assurances that we will be able to obtain the desired results from our business strategy or to be profitable.

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

Three months ended April 30, 2002 and three months ended April 30, 2001

Sales

      We are presently in the development stage of our new business plan which is the providing of advertising on our point-of-sale television network. In the three months ended April 30, 2002, our sales were $7,101. These nominal initial sales generally represent cash receipts from our advertisers less the amounts received for services to be provided in future periods. The revenue deferred to future periods at April 30, 2002 was $710. We did not have any sales in the three months ended April 30, 2001.

Expenses

      Selling, general and administrative expenses for the quarter ended April 30, 2002 decreased $63,542 or 31.2%, to $139,820 from $203,362 in the comparable 2001 quarter. In the April 2002 quarter, we had professional consulting expenses, primarily for investor relations, of $43,400 paid for with our common stock in lieu of cash. In the April 2001 quarter, stock valued at $95,500 was issued for services. Included in selling, general and administrative expenses, for the current period, is the salary of our president and chief executive officer, Mr. Gordon Scott Venters, in the amount of $33,250 of which $9,000 was paid and $24,250 was accrued but not paid.

      Interest expense for the quarter ended April 30, 2002, decreased $59,393, or 86.8%, to $9,000 from $68,393 in the comparable 2001 quarter. The decrease in interest expense results primarily from the reduction of the principal balance of our convertible debentures. Our interest expense in the April 30, 2002 quarter represents the payment of a financing fee in connection with a short-term bridge loan of $45,000. The interest expense in the quarter ended April 30, 2001 consisted primarily of interest on our convertible debentures and the amortization of the discount on the debentures.

Losses

      Our net loss, before taxes, decreased $130,036 or 47.9% from $271,755, in the April 30, 2001 quarter, to $141,719 in the quarter ended April 30, 2002. Although we have substantial tax carryforwards, we have not reduced our net loss for the quarter by any tax benefit and, therefore, net loss before taxes and net loss after taxes are the same. Our loss per share for the quarter ended April 30, 2002 was $0.02, based on 5,858,931 weighted average common and equivalent shares compared to $0.15, based on 1,816,577 weighted average common and equivalent shares in the previous year's comparable quarter. The number of weighted average common and equivalent shares has been, retroactively, adjusted for a 1-for-10 reverse-split of our common stock which became effective on October 12, 2001.

Six months ended April 30, 2002 and six months ended April 30, 2001

Sales

      In the six months ended April 30, 2002, our sales were $10,276. We did not have any sales in the six months ended April 30, 2001.

Expenses

      Selling, general and administrative expenses for the six months ended April 30, 2002 decreased $69,572 or 20.1%, to $276,503 from $346,075 in the comparable 2001 quarter. In the April 2002 half-year period, we had professional consulting expenses, primarily for investor relations, of $43,400 paid for with our common stock in lieu of cash. In the April 2001 half-year period, stock valued at $172,500 was issued for consulting services. Included in selling, general and administrative expenses, for the current period, is the salary of our president and chief executive officer, Mr. Gordon Scott Venters, in the amount of $66,500 of which $24,000 was paid and $42,500 was accrued but not paid.

      Interest expense for the six months ended April 30, 2002, decreased $63,396, or 86.9%, to $9,533 from $72,929 in the comparable 2001 six-month period. The decrease in interest expense results primarily from the reduction of the principal balance of our convertible debentures.

Losses

      Our net loss, before taxes, decreased $132,968 or 31.7% from $419,004, in the April 30, 2001 six months, to $286,036 in the six months ended April 30, 2002. We have not reduced our net loss for the quarter by any tax benefit and, therefore, net loss before taxes and net loss after taxes are the same. Our loss per share for the six months ended April 30, 2002 was $0.05, based on 5,360,761 weighted average common and equivalent shares compared to $0.37, based on 1,142,208 weighted average common and equivalent shares in the previous year's comparable six-month period. The number of weighted average common and equivalent shares has been, retroactively, adjusted for a 1-for-10 reverse-split of our common stock which became effective on October 12, 2001.

      Our current plan of operations provides for continuing losses until such time as we are able to sign a significant number of bars, taverns and nightclubs to our network, which we believe will then attract national and regional advertisers willing to pay for the ability to reach a select demographic group. There can be no assurance that we will be able to attract a significant number of bars, taverns and nightclubs to our network. There can also be no assurance that we will be able to attract paying advertisers. If we are unable to generate sufficient advertising revenues, we may be required to sell or discontinue our operations. There is no assurance we will be able to achieve or maintain profitability, or be able to reduce our losses, or that revenues will be generated or that growth can be sustained in the future.

LIQUIDITY AND CAPITAL RESOURCES

      As of April 30, 2002, we had cash and cash equivalents of $38,232 compared to  $58,858 on October 31, 2001 and $14,546 on April 30, 2001.

      We have not been able to generate cash flow from operations. In fact, our operating activities consumed $162,289 cash in the six months ended April 30, 2002 and consumed $360,611 in the six months ended April 30, 2001.

      We have been able to continue in business primarily from the receipt of cash from financing activities. In the quarter ended April 30, 2002, we issued 350,000 shares of our common stock for $46,667. We also issued 1,130,000 shares for services and 200,000 shares as a financing fee in connection with a bridge loan of $45,000.

      At April 30, 2002 our total of accounts payable, payroll taxes payable and accrued expenses payable was $35,734. This compares to $20,873 on April 30, 2001. Included in the 2002 total are payroll taxes payable of approximately $25,000, a substantial part of which is more than 90 days past due.

      We intend to meet our cash needs over the next twelve months through the sale of additional shares of our common stock and/or convertible debentures.

      In order to support existing and proposed operations, bank, private and/or equity financing will be necessary. However, there is no guarantee that we will be able to raise additional funds from borrowing or from the sale of our securities.

Capital Expenditures

      During the six months ended April 30, 2002, we purchased equipment for $6,004. In order for us to sign additional bars, taverns and nightclubs, we must provide them with viewing monitors. If we are unable to obtain financing to acquire or lease the monitors, we will not be able to successfully execute our business plan. There is no assurance that we will obtain the necessary financing.

Quasi-Reorganization

      As of October 1999, we reached settlement agreements with all of our significant creditors and, by that date, we changed our business focus. Our board of directors elected to state our October 31, 1999 balance sheet as a “quasi-reorganization.” In a quasi-reorganization, the deficit in retained earnings is eliminated by charging paid-in-capital. In effect, this gives our balance sheet a "fresh start." Beginning November 1, 1999 and continuing forward, we are crediting net income and charging net losses to retained earnings.

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

PART II
 OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          We are not currently a party to any legal proceedings. However, we have been billed approximately $20,000 for services that, we believe, were previously paid for with shares of our common stock in lieu of cash. If the claimant pursues a legal remedy against the Company, we will defend our position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

            In February 2002, we issued 350,000 shares of our common stock to Dr. Harold K. Terry at $0.133 per share, for a total of $46,667. We used the proceeds of the sale for general working capital requirements.

            In April 2002, we also issued to Dr. Harold K. Terry 200,000 shares of our common stock. The shares were a financing fee for lending us $45,000 as a bridge loan. The shares were valued at $9,000 or $0.045 per share, which approximated market value at the time the shares were issued.

            The issuances to Dr. Terry were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The purchaser is an “accredited” sophisticated investor with access to all relevant information necessary to evaluate the investments and he represented to us that the securities were being acquired for investment purposes.

            In April 2002, 25,000 shares were issued to Dr. George Williams for professional services. The stock was valued at $1,000 or $0.04 per share, which approximated market value. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient is a sophisticated investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

            In March and April 2002, we issued 1,105,000 shares of restricted common stock for investor relations services including posting our company’s profile on websites and disseminating news about us.. The shares were valued at the approximate market value at the time of issuance (between $0.028 and $0.04 per share) for a total of $43,400. The following is a list of the persons to whom our shares were issued.

Brandon Piddington	50,000
Dan Fogel	10,000
The Stockpit.com	150,000
Ken Darby	10,000
Xcomm Inc.	100,000
Market Surveys International	100,000
Kevin Leigh	100,000
The Stockbroker.com	150,000
Matthew Weidbrauk	40,000
Paul Dickson	50,000
Medallion Capital Corp.	50,000
Peter Szafranski	20,000
Tuyen Tran	50,000
Wayne Pedersen	100,000
Mimir Research Solutions Inc.	75,000
Comprehensive Communications Consultants, LLC	50,000

            The above issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients are sophisticated investors with access to all relevant information necessary to evaluate the investments and they represented to us that the securities were being acquired for investment purposes.

            In March 2002, we issued to Fountainview Capital Corp., 400,000 shares of our common stock, in conversion of $14,000 of principal amount of the debentures at $0.035 per share.

            As of April 30, 2002, we had 6,466,519 shares of common stock outstanding. As of the same date we had 5,576,923 outstanding shares of Series A Preferred Stock

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            On October 20, 2002, the remaining principal balance of $28,000 of our convertible debentures became due and the maturity date was not formally extended. In March 2002, the balance was paid; $14,000 in cash and $14,000 by conversion into our common stock.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of our security holders during the second quarter of our fiscal year other than the approval of the Amendment of our Certificate of Incorporation changing our name from Magicinc.com to Magic Media Networks, Inc. The vote was taken by consent, without solicitation of proxies and approved by a majority vote of the total shares of Common and Preferred Stock outstanding. Each share of our Common Stock was entitled to one vote and each share of Series A Preferred Stock was entitled to four-tenths of one vote as provided by our Certificate of Incorporation and Certificate of Designations, Preferences and Rights of our Series A Preferred Stock.

ITEM 5. OTHER INFORMATION

     Subsequent events

            During the period May 1, 2002 through June 14, 2002, we issued a total of 250,000 shares of restricted common stock in payment for services. Of theses shares 200,000 were issued to officers, directors and employees and 50,000 shares were issued to an outside consultant.

            As of June 14, 2002, we had 6,716,519 shares of common stock outstanding. As of the same date we had 5,576,923 outstanding shares of Series A Preferred Stock convertible into 557,693 shares of our common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     None

     (b) Reports on Form 8-K.

     On April 16, we filed Form 8-K reporting the change of our corporate name from Magicinc.com to Magic Media Networks, Inc..

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

June 19, 2002	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer