Form 10QSB
period 2002-07-31
MAGIC MEDIA NETWORKS INC
filed 2002-09-19
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

Applicable only to corporate issuers
As of September 14, 2002 (the most recent practicable date), there were 9,612,948 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets July 31, 2002 (unaudited) and October 31, 2001 See Summary of Accounting Policies and Notes to Financial Statements.

	July 31, 2002	October 31, 2001

ASSETS

Current Assets:
Cash and Cash Equivalents	$21,268	$58,858
Loans Receivable - Related Parties	0	50,000

Total Current Assets	21,268	108,858

Property and Equipment - Net	18,482	15,926
Other Assets	1,475

Total Assets	41,225	124,784

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts, Payroll and Accrued Expenses Payable	35,734	20,873
Accrued Officer's Salary under Employment Agreement	21,319	24,569
Note Payable - Related Parties	0	0
Convertible Debentures Payable	0	28,000
Deferred Income	710	0

Total Liabilities	57,763	73,442

Stockholders' Equity (Deficit):
Preferred Stock, Series A Convertible ($0.0001 par value)
5,576,923 Shares Authorized
5,576,923 Shares Issued at July 31, 2002 and at October 31, 2001	250,000	250,000
Preferred Stock, Series B Convertible ($0.0001 par value)
1,250,000 Shares Authorized
1,250,000 Issued at July 31, 2002 and -0- at October 31, 2001	75,000	0
Common Stock
43,173,077 Shares Authorized ($0.0001 par value)
9,437,948 Shares Issued at July 31, 2002 and 4,286,519 Shares Issued at October 31, 2001	1,360,267	1,102,200

Deficit Accumulated during Development Stage since Quasi-reorganization October 31, 1999	(1,701,805)	(1,300,858)

Total Stockholders' Equity (Deficit)	(16,538)	51,342

Total Liabilities & Stockholders' Equity (Deficit)	$41,225	$124,784

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations July 31, 2002 and July 31, 2001 (unaudited) See Summary of Accounting Policies and Notes to Financial Statements.
	Three Months Ended		Nine Months Ended
	July 31, 2002	July 31, 2001	July 31, 2002	July 31, 2001

Net Sales	$800	$0	$11,076	$0

Selling, General and Administrative Expenses	125,987	160,493	402,490	506,568
Interest Expense	0	70,892	9,533	143,821

Total Expenses	125,987	231,385	412,023	650,389

Net Loss before Income Taxes	(125,187)	(231,385)	(400,947)	(650,389)

Income Tax Expense	0	0	0	0

Net Loss	$(125,187)	$(231,385)	$(400,947)	$(650,389)

Basic Net Income (Loss) Per Share	$(0.02)	$(0.09)	$(0.06)	$(0.49)

Weighted Average Common Share Equivalent Outstanding as Adjusted for 1-for-10 Reverse-Split	8,049,445	2,537,197	6,256,989	1,315,705

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows July 31, 2002 and July 31, 2001 (unaudited) See Summary of Accounting Policies and Notes to Financial Statements.
	Nine Months Ended July 31, 2002	Nine Months Ended July 31, 2001

Operating Activities:

Net Loss	$(400,947)	$(650,389)

Adjustments to Reconcile Net Loss to Cash

Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	4,500	112,271
Stock Issued for Services	62,400	184,381

Consumed by Operating Activities:
Increase (Decrease) in Accounts, Payroll and Accrued Expenses Payable	12,321	(175,766)
Increase in Other Operating Assets	0	31,361

Cash Consumed by Operating Activities	(321,726)	(498,142)

Financing Activities:
Proceeds from the Issuance of Preferred Stock	75,000	200,000
Proceeds from the Issuance of Common Stock	195,667	64,044
Proceeds (Net) from the Issuance of Convertible Debentures	50,000	261,000
Proceeds from Subscription Receivable	0	20,000
Advances to Related Parties	0	(34,000)
Repayment of Advances to Related Parties	50,000	0
Payment of Convertible Debentures	(78,000)	0

Cash Generated by Financing Activities	292,667	511,044

Investing Activities:
Acquisition of Fixed Assets	(7,056)	(22,565)
Return of Deposit Receivable	0	10,000
Security Deposit on Lease	0	(2,920)
Acquisition of Intellectual Property	(1,475)	0

Cash Consumed by Investing Activities	(8,531)	(15,485)

Change in Cash	(37,590)	(2,583)
Cash and Cash Equivalents-Beginning	58,858	17,129

Cash and Cash Equivalents-Ending	$21,268	$14,546

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.

Notes to Interim Consolidated Financial Statements
July 31, 2002
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

Stock Issued for Cash

During the three months ended July 31, 2002, the Company issued 200,000 shares of restricted common stock at $0.10 per share for $20,000.

Stock Issued for Services

During the three months ended July 31, 2002, the Company issued 250,000 shares of restricted common stock for services. The shares were valued at the approximate market value at the time of issuance ($0.04 per share) for a total of $10,000. Of these shares, 50,000 were issued for investor relations services and 100,000 for directors’ fees and 100,000 shares for consulting services.

Stock Issued in Payment of Note Payable-Related Party

In June 2002, the Company issued 700,000 shares of restricted common stock in payment of $45,000 note payable. The stock was valued at approximately $0.06 per share.

Series B Preferred Stock

On July 15, 2002, the Company issued 1,250,000 shares of Series B Preferred Stock to its president and chief executive officer, Gordon Scott Venters, in exchange for the elimination of $75,000 of debt owed to him for accrued salaries. The shares were valued at $0.06 per share which was the average price of the common stock at the time of issuance. Each share of this series of preferred stock is convertible into one share of common stock

Note 3. Convertible Debentures

In July 2002, the Company received $50,000 from the issuance of $50,000 Convertible Debentures. In July 2002, the debentures were converted into 1,071,429 shares of common stock based on a contractual formula of 60% of the average closing bid-price of the three trading days prior to the election to convert. The Company also issued 750,000 shares of common as security for the performance of conversion by the Company which has not been returned to the Company.

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

Due to delays in obtaining a certificate of occupancy on the entire building, the lessor waived the payment of rent until May 1, 2000 and has agreed to accept rent payments of $3,000 per month. The Company has entered into an agreement to purchase the building no later than May 31, 2002 for $480,000, subject to standard conditions. The Company does not have the financial ability to purchase the building and has assigned its rights to an investment group which includes a shareholder of the Company, Dr. Harold Terry. The Company has not determined if it will continue as a tenant in the building.

Equipment Leases

The Company leases computer and television and camera equipment for its operations. The leases are operating leases and generally are for a term of 24-months.

Future lease commitments are as follows:

Year ending October 31, 2002	$22,000
Year ending October 31, 2003	31,000

Employment Agreements

Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, September 30, 2000, Mr. Venters has, with the approval of the Board of Directors, continued in his positions with the Company and his salary has continued to accrue at the same level as in the last year of the agreement. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through July 31, 2002 and October 31, 2001. The amounts owing on those dates were $21,319 and $24,569, respectively.

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

      Generally, we offer an advertising package to sponsors for $250 per month. Bars, taverns, nightclubs and other businesses which permit our ads to be viewed at their locations are compensated with free advertising spots. We have completed the establishment of a base of anchor locations in Fort Lauderdale, Florida. Now that we have reached our goal for that particular area, we plan to aggressively enter the West Palm Beach, Florida entertainment market and the South Beach entertainment district in Miami Beach with select anchor locations. We are targeting well-known, high-traffic and highly visible bars, taverns and nightclubs and similar venues where our ads can be seen. We also plan to promote our advertisers on our website and assist them in providing special offers to viewers and to guests of our website.

      If we are successful in these well-known tourist locations, we expect to hire sales personnel to sell ads in other cities in South Florida and other parts of the State. During the first nine months of fiscal 2002, we began to implement our new business model and have received only nominal revenue from advertisers.

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

Three months ended July 31, 2002 and three months ended July 31, 2001

Sales

      We are presently in the development stage of our new business plan which is the providing of advertising on our point-of-sale television network. In the three months ended July 31, 2002, our revenues were only $800. This nominal amount was for the production of a commercial. We did not have any revenue in the three months ended July 31, 2001.

Expenses

      Selling, general and administrative expenses for the quarter ended July 31, 2002 decreased $34,506 or 21.5%, to $125,987 from $160,493 in the comparable 2001 quarter. In the July 2002 quarter, we had expenses for investor relations of $2,000; directors’ fees of $4,000 and consulting expense of $4,000 totaling $10,000 which were paid with our common stock in lieu of cash. In the July 2001 quarter, stock valued at $10,250 was issued for consulting services. Included in selling, general and administrative expenses, for the current period, is the salary of our president and chief executive officer, Mr. Gordon Scott Venters, in the amount of $33,250, all of which of which was accrued but not paid other than by issuance of Series B preferred stock.

      Interest expense for the quarter ended July 31, 2002, decreased $70,892, or 100%, to $-0- from $70,892 in the comparable 2001 quarter. The decrease in interest expense results primarily from the payment of the principal balance of our convertible debentures. The interest expense in the quarter ended July 31, 2001 consisted primarily of interest on our convertible debentures and the amortization of the discount on the debentures.

Losses

      Our net loss, before taxes, decreased $106,198 or 45.9% from $231,385 in the July 31, 2001 quarter, to $125,187 in the quarter ended July 31, 2002. Although we have substantial tax carryforwards, we have not reduced our net loss for the quarter by any tax benefit and, therefore, net loss before taxes and net loss after taxes are the same. Our loss per share for the quarter ended July 31, 2002 was $0.02, based on 8,049,445 weighted average common and equivalent shares compared to $0.09, based on 2,537,197 weighted average common and equivalent shares in the previous year's comparable quarter. The number of weighted average common and equivalent shares has been, retroactively, adjusted for a 1-for-10 reverse-split of our common stock which became effective on October 12, 2001.

Nine months ended July 31, 2002 and nine months ended July 31 , 2001

Sales

       In the nine months ended July 31, 2002, our sales were $11,076. We did not have any sales in the nine months ended July 31, 2001.

Expenses

      Selling, general and administrative expenses for the nine months ended July 31, 2002 decreased $104,078 or 20.5%, to $402,490 from $506,568 in the comparable 2001 nine-month period. In the July 2002 nine-month period, we had professional consulting expenses, primarily for investor relations, of $62,400 paid for with our common stock in lieu of cash. In the July 2001 nine-month period, stock valued at $184,381 was issued for consulting services. Included in selling, general and administrative expenses, for the current period, is the salary of our president and chief executive officer, Mr. Gordon Scott Venters, in the amount of $99,750 of which $22,000 was paid in cash and the balance was accrued or exchanged for Series B Preferred Stock.

      Interest expense for the nine months ended July 31, 2002, decreased $134,288, or 93.4%, to $9,533 from $143,821 in the comparable 2001 nine-month period. The decrease in interest expense results primarily from the payment of the principal balance of our convertible debentures.

Losses

      Our net loss, before taxes, decreased $249,442 or 38.4% from $650,389, in the July 31, 2002 nine months, to $400,947 in the nine months ended July 31, 2002. We have not reduced our net loss for the nine months by any tax benefit and, therefore, net loss before taxes and net loss after taxes are the same. Our loss per share for the nine months ended July 31, 2002 was $0.06, based on 6,256,989 weighted average common and equivalent shares compared to $0.49, based on 1,315,705 weighted average common and equivalent shares in the previous year's comparable nine-month period. The number of weighted average common and equivalent shares has been, retroactively, adjusted for a 1-for-10 reverse-split of our common stock which became effective on October 12, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of July 31, 2002, we had cash and cash equivalents of $21,628 compared to $58,858 on October 31, 2001 and $13,251 on July 31, 2001.

      We have not been able to generate cash flow from operations. In fact, our operating activities consumed $321,726 cash in the nine months ended July 31, 2002 and consumed $498,142 in the nine months ended July 31, 2001.

      We have been able to continue in business primarily from the sale or exchange of our stock. In the quarter ended July 31, 2002, we issued 200,000 shares of our common stock for $20,000 cash. We also issued 250,000 shares for services valued at $10,000 and 700,000 shares to pay a short-term note payable of $45,000. We were also able to issue 1,250,000 shares of a new series of convertible preferred stock to pay accrued salaries due our president in the amount of $75,000. We also received $50,000 from the sale of a convertible debenture which was converted into common stock.

      At July 31, 2002 our total of accounts payable, payroll taxes payable and accrued expenses payable was $35,734. This compares to $20,873 on October 31, 2001. Included in the 2002 total are payroll taxes payable of approximately $25,000, all of which is more than 90 days past due.

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

Capital Expenditures

      During the nine months ended July 31, 2002, we purchased equipment for $11,556. In order for us to sign additional bars, taverns and nightclubs, we must provide them with viewing monitors. If we are unable to obtain financing to acquire or lease the monitors, we will not be able to successfully execute our business plan. There is no assurance that we will obtain the necessary financing.

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

PART II
 OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          We have been named in two civil lawsuits for a total of approximately $25,000 for payment for services rendered. We have answered in one case that payment was made in stock and in the other we believe that the services were not provided in accordance with the agreement. We plan to defend both cases.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

           In May 2002, we issued 50,000 shares of restricted common stock for investor relations services to Jonathan Shatz. The shares were valued at the approximate market value at the time of issuance ($0.04 per share) for a total of $2,000.

           Also in May 2002, we issued 50,000 shares of restricted common stock to Gordon Scott Venters and 50,000 shares of restricted common stock to Todd Nugent for a total of 100,000 shares for directors’ fees. The shares were valued at the approximate market value at the time of issuance ($0.04 per share) for a total of $4,000.

           Also in May 2002, we issued 100,000 shares of restricted common stock to Robert Venters for consulting fees. The shares were valued at the approximate market value at the time of issuance ($0.04 per share) for a total of $4,000.

           The above issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients had access to all relevant information necessary to evaluate the investment and they represented to us that the securities were being acquired for investment purposes.

           In June 2002, we issued 200,000 shares of restricted common stock to Dr. Harold K. Terry at $0.10 per share for $20,000. We used the proceeds of the sale for general working capital requirements.
In June 2002, we also issued to Dr. Harold K. Terry 700,000 shares of restricted common stock. The shares were issued as payment of a note payable to Dr. Terry in the amount of $45,000 which was made to us as a bridge loan. The stock was valued at approximately $0.06 per share.

           The issuances to Dr. Terry were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The purchaser is an “accredited” sophisticated investor with access to all relevant information necessary to evaluate the investments and he represented to us that the securities were being acquired for investment purposes.

           On July 15, 2002, we issued 1,250,000 shares of Series B Preferred Stock to our president and chief executive officer, Gordon Scott Venters, in exchange for the elimination of $75,000 of debt owed to him for accrued salaries. The shares were valued at $0.06 per share which was the average price of the common stock at the time of issuance. Each share of this series of preferred stock is convertible into one share of common stock. The issuance to Gordon Scott Venters was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is an “accredited” investor by virtue of his position with the Company and he has access to all relevant information necessary to evaluate the investments and he represented to us that the securities were being acquired for investment purposes.

           Also in July 2002, the Company received $50,000 from the issuance of $50,000 Convertible Debentures and in July 2002, the debentures were converted into 1,071,429 shares of common stock based on a contractual formula of 60% of the average closing bid-price of the three trading days prior to the election to convert. The debenture and the common shares into which they were converted were issued to Advantage Fund I, LLC.

           We also issued 750,000 shares of our common stock as security to debenture holder to assure the performance of conversion of the debenture into the Company’s common stock. Upon conversion of the debenture, the security shares were to be returned to the Company. The shares have not been returned and as of July 31, 2002, we chose to treat the shares as if they were additional shares issued in conversion of the debenture. We may in the future pursue our remedies for return of the shares.

           As of July 31, 2002, we had 9,437,948 shares of common stock outstanding. As of the same date we had 5,576,923 outstanding shares of Series A Preferred Stock and 1,250,000 shares of Series B Preferred Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5. OTHER INFORMATION

     Subsequent events

           During the period August 1, 2002 through September 14, 2002, the Company issued a total of 175,000 shares of restricted common stock in payment for services.

           As of September 14, 2002, we had 9,612,948 shares of common stock outstanding. As of the same date we had 5,576,923 outstanding shares of Series A Preferred Stock convertible into 557,693 shares of our common stock and 1,250,000 shares of Series B Preferred Stock convertible into 1,250,000 shares of common stock

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     99.1 Certification of Chief Executive Officer

     (b) Reports on Form 8-K.

     On July 15, 2002, we filed Form 8-K reporting the designation and issuance of Series B Preferred Stock.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

September 19, 2002	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer