Form 10KSB
period 2002-10-31
MAGIC MEDIA NETWORKS INC
filed 2003-02-13
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]      Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended October 31, 2002

or

[ ]      Transitional Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934

000-29921

Commission file number

MAGIC MEDIA NETWORKS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	65-0494581

(State of incorporation)	(IRS Employer Identification Number)

530 North Federal Highway Fort Lauderdale, Florida 33301

(Address of principal executive office)

(954) 764-0579

(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under to Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Check whether the issuer:
(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)
Yes [X] No[ ]
and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Magic Media Networks, Inc. had total revenue of $11,986 for the fiscal year ended October 31, 2002.

The aggregate market value of the stock held by non-affiliates (6,942,655 shares) computed by reference to the closing price of such stock ($0.015), as of January 31, 2003, was $104,140.

As of January 31, 2003 there were 12,037,498 shares of Common Stock of Magic Media Networks, Inc. outstanding.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Corporate History

Magic Media Networks, Inc. (“We” or the "Company") is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. to design, manufacture and distribute a patented vibrating massage device for installation in hotel and motel beds.  In 1979, we began attempts to diversify our operations and sought opportunities in other industries.  In 1984, we acquired, in a reverse merger, a 100% interest in Flash Entertainment, Inc., a Florida film, production and distribution corporation.  Since then, we have undergone a series of corporate restructurings. By amendment of our certificate of incorporation, our name was changed in 1999 to Magicinc.com and in April 2002 our name was changed to our current title, Magic Media Networks, Inc. Through the period ended October 31, 1999, we devoted substantially all of our efforts to reorganizing our financial affairs and settling our debt obligations. During the fiscal years ended October 31, 2000 and October 31, 2001, we were engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, we redirected our business focus to the production of commercials and sale of advertising to bars, taverns and nightclubs. In October 2002, we formed Bar TV, Inc., a Florida corporation, to promote our advertising network.

Our executive offices are located at 530 North Federal Highway, Fort Lauderdale, Florida 33301 and our telephone number is (954) 764-0579.

Business

      Strategy

Our current strategy is the launch of our new BarTV Destination Television Brand in ten cities of major Area of Dominant Influence (ADI) located in the major entertainment centers. We plan to install and maintain monitors in a minimum of twenty premium destinations per ADI.

We currently have a total of 36 locations installed and broadcasting BarTV on a daily basis in Fort Lauderdale, West Palm Beach and South Beach. We intend to have our regional footprint from West Palm Beach to South Beach of sixty screens completed by March 31, 2003.

We utilize backbone content from Columbia Pictures and Twentieth Century Fox of theatrical motion picture trailers along with print promotions in our locations.

We intend to sell advertisements of five-, fifteen- and premium thirty-second major commercial advertisements before and after each movie trailer.

We currently have made application to register the trademark of the BarTV brand and logo.

      Industry Background

The point-of-purchase market with the out-of-home advertising business is currently estimated at $6 billion annually The advertising industry is diverse and includes television, newspapers, magazines, radio, specialty media, the Internet, billboards, direct mail and telephone directories.  Approximately $460 billion was spent on worldwide advertising in 2000 including over $240 billion in the United States alone.

In recent years non-traditional media (and particularly digital technology) has brought in an era of change, providing advertisers new forms and formats by which they can connect with and impact their target audience.  Industry analysts believe that the relative importance of traditional advertising media will decrease as advertisers look for more creative solutions to reach consumers.

Through our network we have created an advertising distribution channel that permits advertisers to more effectively reach their audience in an out of home environment.  We intend to capture an increasing share of the total advertising market.  We believe that the point-of-purchase advertising network is appealing to both traditional in-home and out-of-home advertisers who today employ a range of advertising mediums.

      Network Program

The network offers advertisers the ability to target specific demographics on a site by site basis.  Placing monitors in high traffic venues such as sports bars, taverns and nightclubs increase exposure and add impressions.  The monitors are profiled based on specific characteristics of their audience, including age, gender, race and income.  This allows the advertisers to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups.

      Programming

Our advertising monitor plays a repeating or looping sequence of advertising and programming.  As currently configured, a broadcast consists of 120 thirty-second advertising spots per hour.  The broadcast in each ADI can support 180 thirty-second airing slots.

Installation costs for a new site will include the cost of acquiring hardware and the cost of installing equipment.  The fully installed average per site cost for a typical site with a single video monitor is approximately $600.  Some sites may contain multiple monitors. We secure three-year placement contracts for locations to install monitors.  There is no monthly recurring fee for the retail establishment that wants the monitors installed.  The retail establishment is responsible for supplying electricity to the equipment and keeping the monitor on, during normal business hours.

In exchange for the monitor being placed in a high traffic area, the retail establishment receives a 30- second fully produced digital commercial that airs every 15 minutes or four times per hour for an average of over 400 airings per month.  The establishment may display its monthly menu of upcoming events, which is updated every month with new monthly aired commercials at a minimal cost to us.

      Advertising Sales

Our strategy is to derive a significant portion of our revenue from advertisements placed on our network.  We believe that advertising and product demonstrations at the point-of-purchase could significantly influence which products consumers purchase.  We charge a fixed daily rate for advertising for a single location, which averages between $3 and $4.  Advertising rates are based upon the availability of space in the network for the desired location, the size and demographic make-up of the market served by the screens and the availability of alternative advertising media in the area.  Advertising sales are generally made pursuant to contracts with local, regional or national advertisers.

As we grow, it is anticipated that each region will be staffed with a regional vice president and between four and ten sales persons. The size of the sales staff will depend on various factors, including the size of the market and the potential clients within the market. Our sales force seeks to work with retailers utilizing our network in order to obtain additional introductions to potential new advertisers.  We will compensate our sales force with a base salary and an incentive plan.  We will support our sales force with marketing and advertising in trade magazines and advertising publications addressed primarily to marketing and advertising professionals.

We anticipate a regional marketing plan that will include print and direct mail and attendance at trade shows and a website which will feature all of the information necessary for media professionals to make an educated decision on media placement.

      Competition

Our greatest competition for advertising revenue comes from other forms of advertising media, including television, radio, newspapers, magazines, the Internet, direct mail and billboards. We expect to compete with these forms of advertising on a basis of price and our ability to reach potential customers at the point of purchase.  A large number of companies that provide advertising in the point of purchase segment of the advertising industry and other sectors have significantly greater financial, marketing, technical and other resources than we have.  Potential competitors may be able to devote greater resources to marketing promotional campaigns, adopt more aggressive pricing policies and devote more resources to technology than we can. Increased competition may result in reduced operating margins and loss of market share.  We may not be able to compete successfully against current and future competitors.

       Other Opportunities

In addition to pursuing our new advertising business model, we are seeking to acquire companies or enter into joint ventures with companies that are involved in the entertainment and advertising businesses. We may also consider the acquisition of companies that are in completely unrelated industries if our board of directors considers the opportunity worthwhile. In light of our limited cash position and the price of our Common Stock, there is no assurance that we will be able to complete the acquisition of any company.

      Government Regulation

Because we operate private networks at retail locations, we are not currently restricted by licensing program content and related regulations of the Federal Communications Commission.  In addition, the advertising industry is subject to regulation by the Federal Trade Commission, the Food and Drug Administration and other federal and state agencies and is reviewed by various civic groups and trade organizations.  The introduction of new laws, regulations or interpretation of existing regulations governing advertising could have a material adverse effect on our business.

Employees

We currently have three full-time employees and also employ four independent commission sales representatives. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide professional services on an as needed basis.

Reports to Security Holders

We are not required to deliver an annual report to security holders and we do not plan to deliver a copy of the annual report to the security holders. Since the effective date of our Form 10-SB registration statement, we have filed the required information with the Securities and Exchange Commission ("SEC"). We plan to continue to file the 10-KSB, 10-QSB, and all other forms, which may be or become applicable to us, with the SEC.

The public may read and copy any materials that are filed by our company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by us with the SEC have been filed electronically and are available for viewing or copying on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address for this site can be found at http://www.sec.gov. Additional information can be found concerning us at our website on the Internet at http://www.magicinc.com.

ITEM 2.  PROPERTY

We lease an 8,500 square foot building at 530 North Federal Highway, Fort Lauderdale, Florida. which is owned by our stockholder, Dr. Harold K. Terry. This building now houses our administrative offices, sales and production facilities.  The lease is for $4,500 per month and is on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS

We have been named in two civil lawsuits for a total of approximately $25,000 for payment for services rendered. In one case, we filed an answer stating that payment was made in full with stock in lieu of cash and in the other we are of the opinion that the services were not provided in accordance with the agreement. We plan to vigorously defend both cases. We do not believe that the outcome of the litigation will have a materially adverse effect on our financial statements.

Additionally, we have been notified by La Jolla Cove Investors, Inc., the holder of our $300,000 convertible note due September 24, 2002, that it is demanding immediate payment of the $300,000 balance of the note plus a penalty of $150,000. As an additional penalty, La Jolla is seeking 50,000 shares of Common Stock, plus an additional penalty of $15,000, plus accrued interest. The demand is based on a claim that we defaulted on a provision of the registration rights agreement which requires us to have declared effective by the SEC, by a certain date, a registration statement covering the Common Stock which would be issued upon the conversion of the note and the exercise of the warrants. We have made all interest payments on the note in accordance with its terms. Due to certain representations made by La Jolla Cove management, we do not agree that we are in default of any terms of the agreements, and we are therefore reviewing our various options.

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

Quarter Ending	High	Low

January 31, 2000	$0.50	$0.06
April 30, 2000	0.20	0.05
July 31, 2000	0.12	0.04
October 31, 2000	0.19	0.04

Quarter Ending	High	Low

January 31, 2001	$0.30	$0.06
April 30, 2001	0.18	0.04
July 31, 2001	0.14	0.011
October 31, 2001
(August 1, 2001 to October 11, 2001)	0.049	0.003
(October 12 - October 31, 2001)	0.05	0.03

The stock price quotations prior to October 12, 2001 have not been adjusted for the 1-for-10 reverse split which became effective on October 12, 2001. The quotations for the period beginning October 12, 2001 reflect the 1-for-10 reverse split.

Quarter Ending	High	Low

January 31, 2002	$0.07	$0.015
April 30, 2002	0.10	0.019
July 31, 2002	0.13	0.035
October 31, 2002	0.08	0.01

Price Range of Preferred Stock

All of the shares of our Series A  and Series B Preferred Stock are owned by our president, Gordon Scott Venters. There is no public market for our Preferred Stock.

Shareholders

As of January 31, 2003, we had 12,037,948 shares of Common Stock outstanding and 5,576,923 shares of Series A Preferred Stock and 1,250,000 of Series B Preferred Stock outstanding. The Series A Preferred Stock is convertible into 557,693 shares of Common Stock and the Series B Preferred Stock is convertible into 1,250,000 shares of Common Stock.

As of January 31, 2002, we had approximately 500 shareholders of our Common Stock and as of that date we had one shareholder of our Series A and Series B Preferred Stock

The holders of our Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of our Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

The holders of the Series A Preferred Stock and Series B Preferred Stock have rights identical to the holders of the Common Stock except that each share of the Series A and Series B Preferred Stock has the voting rights equivalent to four times the votes of each share of the Common Stock into which the Preferred shares may be converted.

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

Changes in Securities and Use of Proceeds

Common Stock

      Reverse Split

Effective October 12, 2001, each share of our Common Stock was exchanged for one-tenth of a share of our new Common Stock pursuant to a 1-for-10 reverse split. Our financial statements, including the Statement of Operations as pertains to Net Loss per Share and the weighted average of outstanding common shares and equivalents, have been retroactively revised to account for the reverse split.

In the fiscal year ending October 31, 2001, we issued a total of 29,232,680 (pre-reverse split) shares of Common Stock or 2,923,268 (post-reverse split) shares. Of these shares, on a pre-reverse split basis, 13,080,881 were issued for cash; 2,000,000 for services and the balance of 14,151,799 was used in connection with the conversion of our convertible debentures. The details of our stock issuances from November 1, 2000 through October 31, 2001 were reported in our Forms 10-QSB for the quarters ended January 31, 2001, April 30, 2001 and July 31, 2001 and our Form 10-KSB for the fiscal year ended October 31, 2001. As of October 31, 2001 we had 4,286,519 (post-reverse split) shares of Common Stock outstanding.

In the fiscal year ended October 31, 2002, we issued a total of 5,376,429 shares of Common Stock. Of these shares 650,000 were issued for cash in the amount of $86,667; 700,000 were issued in full payment of a short-term note in the amount of $45,000; 1,805,000 were issued for services and other expenses valued at $185,881 and 2,221,429 shares of Common Stock upon conversion of $64,000 principal amount of Series A convertible debentures.

During the quarter ended October 31, 2002 we issued a total 225,000 shares of restricted Common Stock pursuant to Section 4(2)as follows:

On September 4, 2002, we issued 100,000 shares of our Common Stock to John M. Venters for architectural services valued at $1,600; 50,000 shares to Ricardo Argudelo valued at $800 and 25,000 shares to Allen Ashworth valued at $400 for web design and ad production. These shares were valued at $0.016 which approximated market at the date of issuance. These shares were acquired for investment.

On October 17, 2002, we issued 50,000 shares to John Kearney for consulting services. The shares were valued at $750 or $0.015 per share which approximated the market value.

As of October 31, 2002, we had 9,662,948 shares of Common Stock outstanding.

Subsequent to the end of our October 31, 2002 fiscal year, on January 11, 2003, we issued 2,375,000 shares of our restricted Common Stock pursuant to an exemption under Section 4(2). Of these shares 2,250,000 were issued to Dr. H.K. Terry, an accredited investor, for $31,500 cash which increased our working capital and 100,000 to Ricardo Argudelo and 25,000 to Allen Ashworth for a total of 125,000 shares for web design services valued at $1,400 and $350, respectively. All of these shares were acquired for investment. The shares were valued at $0.14 which approximated market at the time of the transaction.

As of January 31, 2003, we had 12, 037,948 shares of Common Stock outstanding.

Preferred Stock

      Series A Preferred Stock

On March 23, 2001, the Company issued 3,076,923 shares of Series A Preferred Stock to its president and chief executive officer, Gordon Scott Venters, in exchange for the elimination of $200,000 of debt owed to him for accrued salaries. The shares were valued at $0.065 per (pre-reverse split) share which was the average price of the Common Stock at the time of issuance. Each share of this series of preferred stock was initially convertible into one share of Common Stock.

On October 1, 2001, an additional 2,500,000 shares of Series A Preferred Stock were issued to Gordon Scott Venters, in exchange for the elimination of $50,000 of debt owed to him for accrued salaries. The shares were valued at $0.02 per (pre-reverse split) share which was in excess of the average price of the Common Stock on September 28, 2001. Each share of this series of preferred stock was also initially convertible into one share of (pre-reverse split) Common Stock.

The Series A Preferred Stock is identical to the Common Stock except that each share of Series A Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. After October 12, 2001, the effective date of the 1-for-10 reverse split of the Common Stock, each share of the Series A Preferred Stock is convertible into one-tenth of a share of our (post-reverse split) Common Stock. As of October 31, 2002, the class of Series A Preferred Stock was convertible into 557,693 shares of Common Stock.

      Series B Preferred Stock

On July 15, 2002, the Company issued 1,250,000 shares of Series B Preferred Stock to its president and chief executive officer, Gordon Scott Venters, in exchange for the elimination of $75,000 of debt owed for accrued salaries. The shares were valued at $0.06 per share which was the average price of the Common Stock at the time of issuance.

The Series B Preferred Stock has the same rights as the Series A Preferred Stock except that each share of this series of preferred stock is convertible into one share of Common Stock. As of October 31, 2002, the class of Series B Preferred Stock is convertible into a total of 1,250,000 shares of Common Stock.

Convertible Debentures

      Class A Senior Debentures

In January 2001 and in May 2001, we received a total of $261,000 (net of expenses of $39,000) from the sale of 5% Class A senior subordinated convertible redeemable debentures. These debentures entitled the holder to convert the principal amount plus accrued interest into Common Stock at 70% of the average closing bid price of the three trading days prior to the election to convert. At any time after 90 days, we had the option to redeem the debentures, in whole or in increments of $10,000, for 125% of the face amount. At the request of the debenture holders, we issued, in escrow, 3,250,000 (pre-reverse split) shares of Common Stock to guarantee the stock issuance if the debenture holders, elected conversion. All of the escrow shares were used to satisfy conversion requests by the debenture holders. As of October 31, 2001, a principal balance of $28,000, which had become due on October 20, 2001, was outstanding. In April 2002, the balance was paid; $14,000 in cash and $14,000 by conversion into 400,000 shares of Common Stock.

In July 2002, we received $50,000 cash from the sale of an additional $50,000 of Class A convertible debentures which were converted in July 2002 into a total of 1,821,429 shares of Common Stock. The proceeds were used for working capital. As of October 31, 2002 the outstanding principal balance of the Class A Convertible Debentures was $-0-.

Convertible Note and Warrants

On September 24, 2002, we entered into a securities purchase agreement with La Jolla Cove Investors, Inc. (“La Jolla”) whereby we would issue a $300,000 convertible note with a maturity date of September 24, 2003 bearing a stated interest rate of 7-3/4%. On October 15, 2002, we received cash proceeds of $265,000 representing the $300,000 principal of the convertible note less $35,000 withheld of which $5,000 was for the holder’s legal expenses and $30,000 for prepaid offering expenses to be disbursed by the lender as invoiced. The security for the note is a mortgage on the building owned by Dr. Harold Terry which houses our offices.

The convertible note accrues interest at the rate of 7 ¾% per year, payable monthly in arrears on the 15th day of each month commencing on November 15, 2002, with all accrued and unpaid interest due and payable on September 24, 2004. The note provides rights to the holder to convert to Common Stock at the lesser of (i)$0.05 or (ii) 80% of the lowest market price for the Common Stock during the 20 trading days prior to La Jolla’s election to convert. We were required to prepare and file a registration statement as soon as practical.

As part of this transaction, we issued a warrant to purchase shares of our Common Stock equal to ten times the number of shares issued to La Jolla pursuant to conversion of the note. The warrant is exercisable for a period of three years from the date of the issuance at an exercise price of the lesser of $0.05 or 80% of the lowest market price of the Common Stock during the 20 trading days prior to the holder’s election to exercise subject to certain adjustments.

The number of shares of Common Stock to be received by La Jolla upon conversion of the note and their exercise, of the warrants shall be limited such that upon any such conversion or exercise, La Jolla shall not beneficially own more than 10% of the then outstanding shares of Common Stock.

Assuming, a conversion price of $0.03 per share, if the entire principal of the convertible note is exchanged for stock, we would be required to issue 10,000,000 shares in exchange for the elimination of the $300,000 convertible note. Assuming, an exercise price for the warrants of $0.03 per share, we would be required to issue 100,000,000 shares for $3,000,000.

Due to provisions of the conversion formula, the potential dilutive effect, if the notes are converted, cannot be determined.

La Jolla has claimed that we have defaulted on a provision of the registrations rights agreement and has demanded payment of the principal of the convertible note plus a penalty of $150,000, plus additional penalties. Due to certain representations made by La Jolla management, we do not agree with La Jolla’s assertions and are in the process of reviewing our various options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of operations for the Fiscal Years Ending October 31, 2002 and October 31, 2001

The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

 In the fiscal year ending October 31, 2002, we had incidental sales in the nominal amount of $11,986. This compares to the previous fiscal year ended October 31, 2001, in which there were no sales or other revenues.

Expenses

Selling, general and administrative expenses for the fiscal year ended October 31, 2002 decreased $149,757 or 22.6% to $511,741 from $661,498 in fiscal year 2001. During this same period, interest expense declined $163,759 or 93.9% to $10,715 from $174,474 for fiscal year 2001. The decrease in selling, general and administrative expenses was primarily because we did not incur the expenses associated with the relocation to new facilities which we did in the earlier year  Included in the selling, general and administrative expenses, for the fiscal year 2002 is the salary of our president and chief executive officer, Mr. Gordon Scott Venters, in the amount of $133,000 of which $30,569 remains unpaid. Mr. Venters, during the year, exchanged $75,000 of unpaid salary owed to him for shares of our Series B Convertible Preferred Stock. Also included in the expenses for the 2002 year are professional consulting services paid for with the issuance of our Common Stock, valued at 140,950 which represents a decline of  $44,931 or 24.2% from the previous year’s amount of $185,881.

The significant decrease in interest expense resulted from the conversion of all but $28,000 of the debentures into Common Stock in the latter part of fiscal year 2001. The debentures that were outstanding during fiscal 2002 accrued interest for only a short period of time, Depreciation expense, for fiscal year 2002, increased 131.5%, to $7,000 from $5,294 in fiscal year 2000.

Losses

Our net loss before taxes for fiscal year 2002 decreased 38.9% to $510,470 from $835,972 in fiscal year 2001. This decrease in the loss before taxes of $325,502 was the result of the decrease of selling, general and administrative expenses of $149,757 and the decrease in interest expense in the amount of $163,759.

 We believe that our new business model, which is dependent upon revenues from advertisers, should result in a substantial reduction in losses and may even provide us with a small profit for the year ending October 31, 2003. There can be no assurance that we will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future.

Income Tax Expense (Benefit)

We have substantial net operating loss carry-forwards, which may be used to offset operating profits in the future. In the periods covered by this report there was no income tax expense or benefit reported on our financial statements.

Loss per Share

The loss per share of Common Stock was $0.07 in fiscal 2002 and $0.37 in fiscal 2001. The Basic Net Loss per Share is computed by dividing the Net Loss, by the Weighted Average Common Shares Outstanding. In fiscal 2002, the weighted average of outstanding Common Shares which includes the weighted average number of Common Shares into which the Preferred Stock is convertible was 7,533,772. In fiscal year 2001, the weighted average shares of Common Stock was 2,288,381, as retroactively adjusted for the 1-for-10 reverse stock split.

Impact of Inflation

It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

We did not generate cash from operations in the period November 1, 1999 through October 31, 2002. In fact, our operating activities consumed cash in the amount of $368,614 in the fiscal year ended October 31, 2002 and $473,021 in the fiscal year ended October 31, 2001.

We have been able to continue in business primarily from the receipt of cash from financing activities. During fiscal year 2002, our financing activities provided total funds of $517,667. Similarly, our financing activities provided total funds of $515,044 for fiscal year 2001.

We have funded our cash needs during the last two fiscal years through the issuance of our Common Stock and convertible debentures and notes, for cash. We also used our Common Stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next 12 months through the sale of additional shares of our Common Stock and/or convertible securities pursuant to a registration statement or an appropriate exemption from registration. In order to support existing and proposed operations, bank, private and/or equity financing will be necessary. However, there is no guarantee that we will be able to raise additional funds from borrowing or the sale of our securities.

Capital Expenditures

The only significant capital expenditures we expect to make in the upcoming year  are for  the cost of video monitors to be placed in the  clubs, bars and taverns that receive and transmit our programming.

ITEM 7.  FINANCIAL STATEMENTS

Our audited financial statements for the fiscal years ended October 31, 2002 and October 31, 2001 follow as pages F-1 through F-15.

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

Name	Age	Positions

Gordon Scott Venters	41	Director, chief executive officer and president
Todd Nugent	45	Director

Pursuant to Article II of our bylaws, all directors are elected to a term of one year, and hold such office until the next meeting of the shareholders or until their successors are elected and qualified. The executive officers serve at the pleasure of the board. The principal occupation and business experience for each executive officer and director for at least the past five years follows:

Gordon Scott Venters, our president and chief executive officer has specialized in the entertainment industry, including the financing, management and production of films, videos and recordings, for over 17 years. Mr. Venters has served as our director from March 15, 1994 to May 19, 1995 and from December 9, 1996 to the present. From May 19, 1996 until December 9, 1996, he served as president and a director of Quantum Entertainment Company in Los Angeles. From 1990 to 1993, Mr. Venters served as the president and chief executive officer of Flash Entertainment, Inc., an independent feature film company and predecessor of our company, during which time he was the executive producer of the feature film "No More Dirty Deals" and five music videos. From 1989 to 1990, Mr. Venters was the executive producer of two full-length feature films, "Shakma" and "Shoot." Mr. Venters has also been a financial advisor and a registered stockbroker with F.D. Roberts Securities from 1987-1989 and with Prudential- Bache Securities, Inc.

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

Compliance with Section 16(a) of the Exchange Act

Gordon Scott Venters and Todd Nugent have not filed all required Forms 3 and 4 in a timely manner, and they are presently preparing the documents for filing in the near future.

ITEM 10: EXECUTIVE COMPENSATION

Compensation of Executives

The following table provides summary information for the fiscal years 2002, 2001 and 2000 concerning cash and non-cash compensation paid or accrued by us to or on behalf of Gordon Scott Venters, our president and chief executive officer.

Summary Compensation Table
		Annual Compensation			Awards	Payouts

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

G.S. Venters	2000	$133,000	0	0	0	0	0
CEO	2001	133,000	0	0	0	0	0
	2002	133,000	0	0	0	0	0

No officer or employee other than Mr. Gordon Scott Venters received a total of salary, bonus and other compensation which, when combined, exceeded $100,000 during the fiscal years ended October 31, 2000, October 30, 2001 and October 31, 2002.

Employment Agreements

Gordon Scott Venters - Effective October 1, 1997, we entered into a three-year employment agreement with Gordon Scott Venters, our president and chief executive officer, whereby Mr. Venters received a salary of $75,000 for the first year with an increase in year-two to $100,000 and in year-three to $133,000. With the approval of our board of directors, accruals of salary for Mr. Venters continued after the end of the term of the agreement at the same monthly rate as in the final year of the agreement. The agreement was formally extended until October 31, 2004 at a salary of $133,000 per year.

As of October 31, 2002 and October 31, 2001, Mr. Gordon Scott Venters was owed accrued but unpaid salary of $30,569 and $24,569, respectively.

Mr. Venters is also entitled to receive four-weeks paid vacation and disability benefits of 50% of his compensation for a period of up to three months.

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

Compensation of Directors

All members of our board of directors receive, on an annual basis, shares of our Common Stock, as payment for services. In fiscal year 2002, directors Gordon Scott Venters and Todd Nugent each received 50,000 shares valued at $1,750.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of our Common Stock and Series A and Series B Preferred Stock as of January 31, 2003, with respect to: (i) each person known to us to be the beneficial owner of more than 5 percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of January 31, 2003, there were: 12,037,948 shares of Common Stock; 5,576,923 shares of Series A Preferred Stock; and 1,250,000 shares of Series B Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into one-tenth (0.1) of a share of post-reverse split Common Stock and each share of Series A Preferred Stock has the equivalent voting rights of four-tenths (0.4) of a share of Common Stock. Each share of Series B Preferred Stock is convertible into one share of Common Stock and has the equivalent voting rights of four shares of Common Stock.

Name and Address of Beneficial Owner and Relationship to the Company	Class Common		Percent	Series A Pfd. (Percent)	Series B Pfd. (Percent)	Total Common Including Pfd. Convertible within 60 days	Combined Percent (1)

Gordon Scott Venters 530 No. Federal Highway Fort Lauderdale, FL 33301 President and Director	110,770		0.9%	5,576,926 (100%)	1,250,000 (100%)	1,918,463	13.9	% (1)

Todd Nugent 1291 Claret St. Fort Myers, FL Director	59,050		0.5			59,050	0.5

Dr. Harold K. Terry 600 NE 55th Terrace Miami, FL 33137 Beneficial Owner of more than 5% of Class	4,925,473		40.9			4,925,473	40.9

La Jolla Cove Investors 7817 Herschel Avenue, Suite 200 La Jolla, California 92037	1,337,549	(2)	9.9			1,337,549	9.9

Directors and Executive Officers as a group (-2- persons)	169,820		1.4%	5,576,926 (100%)	1,250,000 (100%)	1,977,513	14.4%

(1) Includes 1,807,693 shares of Common Stock that may be acquired upon the conversion of our Series A and Series B Preferred Stock.

(2) Represents the number of shares the $300,000 convertible note held by La Jolla Cove Investors could be converted into and not exceed 10% of our Common Stock outstanding. Please see Item 3 - Legal Proceedings and Item 5 - Convertible Notes and Warrants within this report.

Changes in Control

There are currently no arrangements in place that will result in a change in control of our company.

Item 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Effective October 1, 1997, we entered into a three-year employment agreement with Gordon Scott Venters, our president and chief executive officer, under which Mr. Venters presently receives salary of $133,000.  The agreement has been extended until October 31, 2004.

In July 2002, Mr. Gordon Scott Venters received in exchange for $75,000 of salary owed to him, 1,250,000 shares of Series B Preferred Stock. In March and October 2001, he received, in exchange for a total of $250,000 of salary owed to him, a total of 5,576,923 shares of Series A Preferred Stock. The Series A Preferred Stock is now convertible into 557,693 shares, after adjusting for the reverse-split and has the equivalent voting rights of 2,230,772 shares of Common Stock. As of October 31, 2002, the shares of Series A Preferred Stock were convertible into 1,250,000 shares of Common Stock and had the voting rights equivalent to 5,000,000 shares of Common Stock. In March and October 2001, Mr. Venters received, in exchange for a total of $250,000 salary owed to him, 5,576,000 shares of Series A Preferred Stock which as of October 31, 2002, was convertible into 557,693 shares of Common Stock and had the equivalent voting rights of 2,230,772 shares of Common Stock.

As of October 31, 2002 and October 31, 2001, the amount owed Mr. Gordon Scott Venters for accrued salary was $30,569 and $24,569, at those dates respectively.

Mr. Venters has an option to acquire an additional 500,000 (pre-reverse split) shares at $0.0001 per share upon the successful procurement of financing for the motion picture "Liberty City".

During fiscal year 2001, Mr. John Venters, the father of the Company's president, owed the Company on a non-interest bearing basis up to $50,000 for short-term periods. As of October 31, 2001, the balance owed was $50,000 which was repaid in January 2002.

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

Dr. Harold Terry, the owner of more than 25% of our Common Stock acquired 650,000 shares of Common Stock from the Company during the year ended October 31, 2002 for cash consideration of $86,667. He also received, during fiscal year 2002, 900,000 shares of Common Stock; 200,000, valued at $9,000 for arranging bridge financing, and 700,000, in lieu of cash, for payment of a short-term note in the amount of $45,000.

Dr. Terry also assumed the Company’s contractual obligation to acquire the building housing our office facilities when the Company was unable to obtain financing to complete the transaction. Dr. Terry acquired the building for $480,000 and agreed to continue to lease the building to us on a month-to-month basis at $4,500 per month. In addition Dr. Terry consented to the use of the property as collateral for the $300,000 La Jolla convertible note.

On January 11, 2003, the Company issued 2,250,000 shares of restricted Common Stock to Dr. Harold K. Terry for $31,500 cash. The shares were all issued at $0.014, which was at or above the market price at the time of the transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1(a)	Articles of Incorporation*****
3.1(b)	Articles of Amendment dated October 2, 2001***
3.1(c)	Articles of Amendment dated April 9, 2002*
3.1(d)	Designation of Series A Convertible Preferred Stock***/****
3.1(e)	Designation of Series B Convertible Preferred Stock**
3.1(f)	Articles of Amendment dated February 25, 1992*****
3.2	Bylaws*****
10.1	Securities Purchase Agreement with La Jolla Cove Investors, Inc.
10.2	Registration Rights Agreement with La Jolla Cove Investors, Inc.
10.3	7 ¾ % Convertible Note in the principal amount of $300,000
10.4	Warrant to Purchase Common Stock dated September, 2002
10.5	Letter of Addendum
21.0	Subsidiaries of Registrant
99.1	Certification of Chief Executive Officer
*	incorporated by reference to our report on Form 8-K dated April 16, 2002
**	incorporated by reference to our report on Form 8-K dated July 15, 2002
***	incorporated by reference to our report on Form 8-K dated October 1, 2001
****	incorporated by reference to our report on Form 8-K dated March 23, 2001
*****	incorporated by reference to our report on Form 10-SB dated July 7, 2000

(b) Reports on Form 8-K.

No reports were filed during the quarter ended October 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure  controls and  procedures  pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer concluded  that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

(b) Changes in internal controls.

Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2003	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer and Director

February 13, 2003		/s/ Todd Nugent

Todd Nugent, Director

MAGIC MEDIA NETWORKS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditor's Report	F-2
Financial Statements:
Consolidated Balance Sheets as of October 31, 2002 and October 31, 2001	F-3
Consolidated Statements of Operations for the Years Ended October 31, 2002 and October 31, 2001	F-4
Consolidated Statements of Cash Flows for the Years Ended October 31, 2002 and October 31, 2001	F-5
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended October 31, 2002 and October 31, 2001	F-6
Notes to Consolidated Financial Statements	F-7

Michael F. Cronin
Certified Public Accountant
1574 Eagle Nest Circle
Winter Springs, Florida 32708

Board of Directors and Shareholders
Magic Media Networks, Inc.
Fort Lauderdale, Florida

I have audited the accompanying consolidated balance sheets of Magic Media Networks, Inc. and subsidiary (the "Company")as of October 31, 2002 and October 31, 2001 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magic Media Networks, Inc. and subsidiary as of October 31, 2002 and October 31, 2001 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred operating losses of approximately $7,100,000 through October 31, 2002. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. Its plan is included in Note 9 of the financial statements. The Company has primarily funded its operations through the sale of its common stock and proceeds of debt borrowings. There can be no assurance that the Company will be able to do so in the future, and, if so, provide it with sufficient capital and on terms favorable to the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise from the outcome of these uncertainties.

January 20, 2003 except for Note 10, which is as of February 10, 2003

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets

	October 31, 2002	October 31, 2001

ASSETS

Current Assets:
Cash and Cash Equivalents	$195,085	$58,858
Loans Receivable - Related Parties	0	50,000
Prepaid Expenses	34,787	0

Total Current Assets	229,872	108,858

Property and Equipment - Net	20,277	15,926
Other Assets	1,475

Total Assets	$251,624	$124,784

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts and Accrued Expenses Payable	$11,469	$10,000
Payroll taxes payable	32,097	10,873
Accrued Officer's Salary under Employment Agreement	30,569	24,569
Convertible Notes and Debentures Payable	300,000	28,000

Total Liabilities	374,135	73,442

Stockholders' Equity (Deficit):
Preferred Stock, Series A Convertible ($0.0001 par value)
5,576,923 Shares Authorized and Issued	250,000	250,000
Preferred Stock, Series B Convertible ($0.0001 par value)
1,250,000 Shares Authorized
1,250,000 Issued (-0- in 2001)	75,000	0
Common Stock
43,173,077 ($0.0001 par value) Shares Authorized
9,662,948 Shares Issued (4,286,519 in 2001)	1,363,817	1,102,200

Deficit Accumulated during Development Stage since Quasi-reorganization October 31, 1999	(1,811,328)	(1,300,858)

Total Stockholders' Equity (Deficit)	(122,511)	51,342

Total Liabilities & Stockholders' Equity (Deficit)	$251,624	$124,784

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations
	Year Ended
	October 31, 2002	October 31, 2001

Net Sales	$11,986	$0

Selling, General and Administrative Expenses	511,741	661,498
Interest Expense	10,715	174,474

Total Expenses	522,456	835,972

Net Loss before Income Taxes	(510,470)	(835,972)

Income Tax Expense	0	0

Net Loss	$(510,470)	$(835,972)

Basic Net Income (Loss) per Share	$(0.07)	$(0.37)

Weighted Average Common Share Equivalent Outstanding as Adjusted for 1-for-10 Reverse-Split	7,533,772	2,288,381

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows
	Year Ended
	October 31, 2002	October 31, 2001

Operating Activities:
Net Loss	$(510,470)	$(835,972)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	7,000	136,786
Stock Issued for Services	140,950	185,881
Increase in Payables and Accrued Expenses	28,693	40,284
Increase in Other Operating Assets	(34,787)	0

Cash Used by Operating Activities	(368,614)	(473,021)

Financing Activities:
Proceeds from the Issuance of Common Stock	131,667	284,044
Proceeds from the Issuance of Convertible Notes and Debentures	350,000	261,000
Proceeds from Subscription Receivable	0	20,000
Advances to Related Parties	0	(50,000)
Repayment of Advances to Related Parties	50,000	0
Payment of Convertible Debentures	(14,000)	0

Cash Generated by Financing Activities	517,667	515,044

Investing Activities:
Acquisition of Fixed Assets	(11,351)	(10,294)
Return of Deposit Receivable	0	10,000
Acquisition of Intellectual Property	(1,475)	0

Cash Consumed by Investing Activities	(12,826)	(294)

Increase in Cash	136,227	41,729
Cash and Cash Equivalents-Beginning	58,858	17,129

Cash and Cash Equivalents-Ending	$195,085	$58,858

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC. Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance October 31, 2000	13,632,505	$211,703	-	$0	-	$0	$(464,886)	$(253,183)

Shares Issued in Exchange for Cash	13,080,881	284,044
Shares Issued in Payment for Services and Other	2,000,000	185,881
Shares Issued upon Conversion of Debt	14,151,799	272,000
Original Issue Discount on Convertible Debt		128,571
Shares Issued in Exchange for Accrued Officer's Salaries			5,576,923	250,000
Payment of Subscription Receivable		20,000
Net Loss for Year Ended October 31, 2001							(835,972)

Total Shares before Reverse Split	42,865,185		5,576,923
Reduction of Common Shares as Result of 1-for-10 Reverse Stock Split October 12, 2001	(38,578,666)

Balance October 31, 2001	4,286,519	$1,102,199	5,576,923	$250,000	-	$0	$(1,300,858)	$51,341

Shares Issued in Exchange for Cash	650,000	86,667
Shares Issued in Payment for Services and Other	1,805,000	65,950
Shares Issued in Payment of Note	700,000	45,000
Shares Issued Upon Conversion of Debt	2,221,429	64,000
Shares Issued in Exchange for Accrued Officer’s Salaries					1,250,000	75,000
Net Loss for Year Ended October 31, 2002							(510,470)

Balance October 31, 2002	9,662,948	$1,363,817	5,576,923	$250,000	1,250,000	$75,000	$(1,811,328)	$(122,511)

See Summary of Significant Accounting Policies and Notes to Financial Statements

MAGIC MEDIA NETWORKS, INC.

Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2002 and October 31, 2001

Change in Accounting Year

Beginning January 1, 1999, the Company changed its accounting reporting period from a calendar year ending December 31 to a fiscal year ending October 31. The financial statements, accordingly, present the results of operations, changes in stockholders' equity and cash flows for the years ended October 31, 2002 and October 31, 2001.

Quasi-Reorganization

As of October 31, 1999, the Company concluded its period of reorganization by reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its October 31, 1999, balance sheet as a "quasi-reorganization", pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in-capital. The Company has reported net income (and net losses) to retained earnings and (accumulated deficit) from November 1, 1999 forward.

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

Summary of Significant Accounting Policies (Cont'd)

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

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2002. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes and debentures payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same as the impact of potential common shares is anti-dilutive. For purposes of computing weighted average common shares, the shares of Series A and Series B Preferred shares are included as if they had been converted into Common stock.

Summary of Significant Accounting Policies (Cont'd)

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

Recent Accounting Pronouncements

In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002.

SFAS 143 is expected to improve financial reporting because all asset retirement obligations that fall within the scope of this Statement and their related asset retirement cost will be accounted for consistently and financial statements of different entities will be more comparable.

As provided for in SFAS 143, we have elected early adoption of this statement in our fiscal year beginning November 1, 2001.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

As provided for in SFAS 144, we have elected early adoption of this statement in our fiscal year beginning November 1, 2001.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. As of October 31, 2002, management has not determined the impact of SFAS No. 146 on the Company's financial statements.

MAGIC MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2002 and October 31, 2001

1. The Company:

Magic Media Networks, Inc. (the "Company") is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. By amendment of its certificate of incorporation, the Company’s name was changed in 1999 to Magicinc.com and in April 2002 its name was changed to its current title. Through the period ended October 31, 1999, the Company devoted substantially all its efforts to reorganizing its financial affairs and settling its debt obligations. During the fiscal years ended October 31, 2001 and October 31, 2000, the Company was engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, the Company redirected its business focus to the production of commercials and sale of advertising on its Cybars network which broadcasts to bars and nightclubs. During fiscal year 2002, the Company conducted some of its operations through its wholly owned subsidiary, Cybars, Inc., a Florida corporation which was formed in January 2002. The consolidated financial statements include the operations of Cybars, Inc.

2. Income Taxes:

The Company has approximately $5,500,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2021. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	Oct. 31, 2002	Oct. 31, 2001

Federal Deferred Tax Asset Relating to Net Operating Losses	$ 1,700,000	$ 1,615,000
State Deferred Tax Asset Relating to Net Operating Losses	275,000	250,000
Less: Valuation Allowance	(1,975,000)	(1,865,000)

Total Deferred Tax Asset	$ 0	$ 0

3. Commitments:

Facilities

The Company leases, on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities.

(Notes to Financial Statements Cont'd)

Equipment Leases

The Company leases computer and television and camera equipment for its operations. The leases are operating leases and generally are for a term of 24 months.

Future lease commitments are as follows:

Year ending October 31, 2003	$ 31,000
Year ending October 31, 2004	0

Employment Agreements

Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, September 30, 2000, Mr. Venters has, with the approval of the Board of Directors, continued in his positions with the Company and his salary has continued to accrue at the same level as in the last year of the agreement. The employment agreement has been renewed to October 31, 2004. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through October 31, 2002 and October 31, 2001. The amounts owing on those dates were $ 30,569 and $24,569, respectively.

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

Stock Issued for Cash

The Company issued 650,000 shares of common stock for $86,667 in fiscal year 2002 and 13,080,881 (pre-reverse split) shares of common stock for $284,044 in fiscal year 2001.

Stock Issued in Exchange for Short-term Note Payable

In fiscal year 2002, the Company issued 700,000 shares of common stock in full payment of a short-term note in the amount of $45,000.

Stock Issued for Services and Other Expenses

During fiscal year 2002, the Company issued 1,805,000 shares for services and other expenses at a valuation of $65,950, which approximated market value. In fiscal year 2001 the Company issued 2,000,000 (pre-reverse-split) shares for services and other expenses valued at $185,881, which approximated market value.

Stock Issued upon Conversion of Debentures

During fiscal year 2002, the Company issued 2,221,429 shares of common stock upon conversion of $64,000 principal amount of Series A convertible debentures. In fiscal year 2001, the Company issued an additional 14,151,799 (pre-reverse split) shares in conversion of $272,000 principal amount of debentures.

Preferred Stock

Series A Preferred Stock

On March 23, 2001, the Company issued 3,076,923 shares of Series A Preferred Stock to its president and chief executive officer, Gordon Scott Venters, in exchange for the elimination of $200,000 of debt owed to him for accrued salaries. The shares were valued at $0.065 per pre-reverse split share which was the average price of the common stock at the time of issuance. Each share of this series of preferred stock was initially convertible into one share of common stock.

On October 1, 2001, an additional 2,500,000 shares of Series A Preferred Stock were issued to Gordon Scott Venters, in exchange for the elimination of $50,000 of debt owed to him for accrued salaries. The shares were valued at $0.02 per pre-reverse split share which was in excess of the average price of the common stock on September 28, 2001. Each share of this series of preferred stock was also initially convertible into one share of (pre-reverse split) common stock.

The Series A Preferred Stock is identical to the Common Stock except that each share of Series A Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. After October 12, 2001, the effective date of the 1-for-10 reverse split of the common stock, each share of the Series A Preferred Stock is convertible into one-tenth of a share of the Company's (post-reverse split) common stock. As of October 31, 2002, the class of Series A Preferred Stock was convertible into 557,693 shares of common stock.

Series B Preferred Stock

On July 15, 2002, the Company issued 1,250,000 shares of Series B Preferred Stock to its president and chief executive officer, Gordon Scott Venters, in exchange for the elimination of $75,000 of debt owed for accrued salaries. The shares were valued at $0.06 per share which was the average price of the common stock at the time of issuance.

The Series B Preferred Stock has the same rights as the Series A Preferred Stock except that each share of this series of preferred stock is convertible into one share of common stock. As of October 31, 2002, the class of Series B Preferred Stock is convertible into a total of 1,250,000 shares of common stock.

Convertible Debentures

Class A Senior Debentures

In January 2001 and in May 2001, the Company received a total of $261,000 (net of expenses of $39,000) from the sale of 5% Class A senior subordinated convertible redeemable debentures. These debentures entitled the holder to convert the principal amount plus accrued interest into common stock at 70% of the average closing bid price of the three trading days prior to the election to convert. At any time after 90 days, the Company had the option to redeem the debentures, in whole or in increments of $10,000, for 125% of the face amount. At the request of the debenture holders, the Company issued, in escrow, 3,250,000 (pre-reverse split) shares of common stock to guarantee the stock issuance if the debenture holders, elected conversion. All of the escrow shares were used to satisfy conversion requests by the debenture holders. As of October 31, 2001, a principal balance of $28,000, which had become due on October 20, 2001, was outstanding. In April 2002, the balance was paid; $14,000 in cash and $14,000 by conversion into 400,000 shares of common stock.

In July 2002, the Company received $50,000 cash from the sale of an additional $50,000 of Class A convertible debentures which were converted in July 2002 into a total of 1,821,429 shares of common stock. As of October 31, 2002 the outstanding principal balance of the Class A Convertible Debentures was $-0-.

(Notes to Financial Statements Cont'd)

Convertible Note and Warrants

On September 24, 2002, the Company entered into a securities purchase agreement with La Jolla Cove Investors, Inc. (“La Jolla”) whereby the Company would issue a $300,000 convertible note with a maturity date of September 24, 2003 bearing a stated interest rate of 7-3/4%. On October 15, 2002 the Company received cash proceeds of $265,000 which represents the $300,000 principal of the convertible note less $35,000 withheld of which $5,000 was for the holder’s legal expenses and $30,000 for prepaid offering expenses to be disbursed by the lender as invoiced. The $5,000 cost of obtaining the financing is being expensed over the life of the note. The $30,000 deferred offering expenses are carried as prepaid offering costs to be charged to stockholders’ equity upon the raising of funds. If the registration statement does not become effective or if no part of the convertible note is exchanged for common stock or none of the warrants are exercised, then the prepaid offering expenses not returned to the Company will be charged to operations as additional financing expense. The security for the note is a $300,000 mortgage on the building which is owned by Dr. Harold Terry (see Note 6) and houses the Company's offices.

The convertible note accrues interest at the rate of 7 ¾% per year, payable monthly in arrears on the 15th day of each month commencing on November 15, 2002, with all accrued and unpaid interest due and payable on September 24, 2004. The convertible note may be converted into common stock at the option of La Jolla at any time from the date of issuance. The conversion price of the convertible note is equal to the lesser of (i)$0.05 or (ii) 80% of the lowest market price for the common stock during the 20 trading days prior to La Jolla’s election to convert. In the event the registration statement with respect to the shares underlying the common stock has not been declared effective 90 days from closing of this offering, then the percentage of the lowest market price formula shall be decreased. The shares of common stock issuable upon conversion of the convertible note and upon exercise of the warrants are subject to registration rights pursuant to the terms of a registration rights agreement dated September 24, 2002, which requires the Company to prepare and file a registration statement as soon as practical.

As part of this transaction, the Company issued a warrant to purchase shares of its common stock equal to ten times the number of shares issued to La Jolla pursuant to conversion of the note. The warrant is exercisable for a period of three years from the date of the issuance at an exercise price of the lesser of $0.05 or 80% of the lowest market price of the common stock during the 20 trading days prior to the holder’s election to exercise subject to certain adjustments.

The number of shares of common stock to be received by La Jolla upon conversion of the note and their exercise, of the warrants shall be limited such that upon any such conversion or exercise La Jolla shall not beneficially own more than 10% of the then outstanding shares of common stock.

Assuming, a conversion price of $0.03 per share, if the entire principal of the convertible note is exchanged for stock, the Company would be required to issue 10,000,000 shares in exchange for the elimination of $300,000 convertible note. Assuming, an exercise price for the warrants of $0.03 per share, the Company would be required to issue 100,000,000 shares for $3,000,000.

As of October 31, 2002, the Company was limited by its certificate of incorporation to issue 43,173,077 shares of common stock and as of October 31, 2002 9,662,948 were issued and outstanding. The Company intends to amend its certificate of incorporation to provide for the issuance of the number of shares of common stock issuable upon the conversion of preferred stock, convertible note and warrants.

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

There were no employee or non-employee options granted or exercised for each of the fiscal years ended October 31, 2001 and October 31, 2002.

5. Litigation

The Company has been named in two civil lawsuits for a total of approximately $25,000 for payment for services rendered. In one case, the Company filed an answer that payment was made in full with stock in lieu of cash and in the other that the Company believes that the services were not provided in accordance with the agreement. Management does not believe that the outcome of the litigation will have a materially adverse effect on the Company's financial statements.

6. Related Party Transactions

In July 2002, Mr. Gordon Scott Venters received in exchange for $75,000 of salary owed to him, 1,250,000 shares of Series B Preferred Stock. In March and October 2001, he received, in exchange for a total of $250,000 of salary owed to him, a total of 5,576,923 shares of Series A Preferred Stock. The Series A Preferred Stock is now convertible into 557,693 shares, after adjusting for the reverse-split and has the equivalent voting rights of 2,230,772 shares of common stock. As of October 31, 2002, the shares of Series B Preferred Stock were convertible into 1,250,000 shares of common stock and had the voting rights equivalent to 5,000,000 shares of common stock. As of October 31, 2002 and October 31, 2001, the amount owed Mr. Gordon Scott Venters for accrued salary was $30,569 and $24,569, at those dates respectively.

Mr. Venters has an option to acquire an additional 500,000 (pre-reverse split) shares at $0.0001 per share upon the successful procurement of financing for the motion picture "Liberty City".

During fiscal year 2001, Mr. John Venters, the father of the Company's president, owed the Company on a non-interest bearing basis up to $50,000 for short-term periods. As of October 31, 2001, the balance owed was $50,000 which was repaid in January 2002.

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

Dr. Harold Terry, the owner of more than 25% of the Company’s common stock acquired 650,000 shares of common stock from the Company during the year ended October 31, 2002 for cash consideration of $86,667. He also received, during fiscal year 2002, 900,000 shares of common stock; 200,000, valued at $9,000 for arranging bridge financing and 700,000 in lieu of cash for payment of a short-term note in the amount of $45,000.

Dr. Terry also assumed the Company’s contractual obligation to acquire the building housing the Company’s office facilities when the Company was unable to obtain financing to complete the transaction. Dr. Terry acquired the building for $480,000 and agreed to continue to lease the building to the Company on a month-to-month basis at $4,500 per month. In addition Dr. Terry consented to the use of the property as collateral for the $300,000 La Jolla convertible note.

7. Supplemental Cash Flow Information:

Selected non-cash investing and financing activities are summarized as follows:

	2002	2001

Non-cash Equity Transactions:
Issuance of Common Stock to Retire Debt	$ 45,000	$ 0
Issuance of Common Stock upon Conversion of Debentures	64,000	272,000
Issuance of Preferred Stock to Retire Accrued Salary Payable of Officer	75,000	250,000

8. Subsequent Events:

On November 1, 2002, the Company formed a subsidiary, Bar TV, Inc. to operate the Company’s new digital television network.

On January 11, 2003, the Company issued 2,250,000 shares of restricted common stock to Dr. Harold K. Terry for $31,500 cash and also issued a total of 125,000 shares of restricted common stock to two individuals for website design services. The shares were all issued at $0.014 which approximated market at the time of the transactions.

9. Ability to Continue as a Going Concern and Management Plan:

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only nominal revenue in the ordinary course of its business. The lack of sales and recurring losses from operations raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity funding to allow it to pursue its revised business plan which involves the sale of advertising on the Company's Bar TV network and the possible acquisition of companies in related or unrelated businesses. To support its ongoing operations, additional financing must be obtained either through the sale of equity or debt.

10. Event Subsequent to Issuance of Auditor’s Report Regarding Note 4 above - Stockholders' Equity- Convertible Note and Warrants

La Jolla Cove Investors, Inc., the holder of the Convertible Note Payable, notified the Company that the Company was in default of the provision of the registration rights agreement requiring a registration statement (for the shares of common stock issuable upon the conversion of the convertible note and upon exercise of the warrants) to be declared effective by the SEC by a certain date and that it was accelerating the maturity date of the note demanding payment of the principal balance of $300,000 plus a 50% penalty amounting to $150,000. Management of the Company believes it is not in default of the terms of the agreement and the Company is reviewing its various options.