Form 10QSB
period 2003-01-31
MAGIC MEDIA NETWORKS INC
filed 2003-03-17
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

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

Applicable only to corporate issuers
As of March 14, 2003 (the most recent practicable date), there were 12,037,948 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets See Summary of Accounting Policies and Notes to Financial Statements.

	January 31, 2003 (unaudited)	October 31, 2002

ASSETS

Current Assets:
Cash and Cash Equivalents	$111,280	$195,085
Prepaid Expenses	33,537	34,787

Total Current Assets	144,817	229,872

Property and Equipment - Net	24,875	20,277
Other Assets	1,775	1,475

Total Assets	171,467	251,624

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and Accrued Expenses Payable	15,969	11,469
Payroll taxes payable	35,152	32,097
Accrued Officer's Salary under Employment Agreement	49,819	30,569
Convertible Note Payable	300,000	300,000

Total Liabilities	400,940	374,135

Stockholders' Deficit:
Preferred Stock, Series A Convertible ($0.0001 par value)
5,576,923 Shares Authorized and Issued	250,000	250,000
Preferred Stock, Series B Convertible ($0.0001 par value)
1,250,000 Shares Authorized and Issued	75,000	75,000
Common Stock
43,173,077 Shares Authorized ($0.0001 par value)
12,037,948 Shares Issued (9,662,948 at October 31, 2002)	1,397,067	1,363,817

Deficit Accumulated during Development Stage since Quasi-reorganization October 31, 1999	(1,951,540)	(1,811,328)

Total Stockholders' Deficit	(229,473)	(122,511)

Total Liabilities & Stockholders' Deficit	$171,467	$251,624

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations See Summary of Accounting Policies and Notes to Financial Statements.

	Three Months Ended
	January 31, 2003 (unaudited)	January 31, 2002 (unaudited)

Net Sales	$4,050	$3,175

Selling, General and Administrative Expenses	136,747	136,683

Interest Expense	7,515	533

Total Expenses	144,262	137,216

Net Loss before Income Taxes	(140,212)	(134,041)

Income Tax Expense	0	0

Net Loss	$(140,212)	$(134,041)

Basic Net Loss per Share	$(0.01)	$(0.03)

Weighted Average Common Share Equivalent Outstanding	12,012,761	4,862,590

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows See Summary of Accounting Policies and Notes to Financial Statements.

	Three Months Ended
	January 31, 2003 (unaudited)	January 31, 2002 (unaudited)

Operating Activities:
Net Loss	$(140,212)	$(134,041)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	3,250	1,500
Stock Issued for Services	1,750	0
Increase in Payables and Accrued Expenses	26,805	31,892

Cash Used by Operating Activities	(108,407)	(100,649)

Financing Activities:
Proceeds from the Issuance of Common Stock	31,500	20,000
Repayment of Advances to Related Parties	0	50,000

Cash Generated by Financing Activities	31,500	70,000

Investing Activities:
Acquisition of Fixed Assets	(6,598)	(5,490)
Acquisition of Intellectual Property	(300)	0

Cash Used by Investing Activities	(6,898)	(5,490)

Decrease in Cash	(83,805)	(36,139)
Cash and Cash Equivalents-Beginning	195,085	58,858

Cash and Cash Equivalents-Ending	$111,280	$22,719

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.

Notes to Interim Consolidated Financial Statements
January 31, 2003
(Unaudited)

Note 1 - The interim consolidated financial statements of Magic Media Networks, Inc. include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The consolidated financial statements include the results of the Company’s wholly-owned subsidiaries, Cybars, Inc. and Bar TV, Inc., which were incorporated in Florida on January 2, 2002 and November 1, 2002, respectively.

Note 2 - Stockholders' Deficit

            Stock Issued for Cash

During the three months ended January 31, 2003, the Company issued 2,250,000 shares of restricted common stock for $31,500 or $0.014 per share which approximated the market value at the time of issuance.

            Stock Issued for Services

During the three months ended January 31, 2003, the Company issued a total of 125,000 shares of restricted common stock to two individuals for Web design services. The shares were valued at the approximate market value at the time of issuance ($0.014 per share) for a total of $1,750.

            Preferred Stock

On July 15, 2002, the Company issued 1,250,000 shares of Series B Preferred Stock to its president and chief executive officer, Gordon Scott Venters, in exchange for the elimination of $75,000 of debt owed to him for accrued salaries. The shares were valued at $0.06 per share which was the average price of the common stock at the time of issuance. Each share of this series of preferred stock is convertible into one share of common stock. In addition to the Series B Preferred Stock, there are 5,576,923 shares of Series A Preferred Stock outstanding, each share of which is convertible into 1/10th share of common stock.

Note 3 - Convertible Debentures

In July 2002, the Company received $50,000 from the issuance of $50,000 Convertible Debentures. In July 2002, the debentures were converted into 1,821,429 shares of common stock.

Note 4 - Convertible Note and Warrants

On September 24, 2002, the Company entered into a securities purchase agreement with La Jolla Cove Investors, Inc. (“La Jolla”) and issued a $300,000 convertible note with a maturity date of September 24, 2004 bearing a stated interest rate of 7-3/4%. On October 15, 2002 the Company received cash proceeds of $265,000 which represents the $300,000 principal of the convertible note less $35,000 withheld of which $5,000 was for the holder’s legal expenses and $30,000 for prepaid offering expenses to be disbursed by the lender as invoiced. The $5,000 cost of obtaining the financing is being expensed over the life of the note. The $30,000 deferred offering expenses are carried as prepaid offering costs to be charged to stockholders’ equity upon the raising of funds. If the registration statement does not become effective or if no part of the convertible note is exchanged for common stock or none of the warrants are exercised, then the prepaid offering expenses not returned to the Company will be charged to operations as additional financing expense. The security for the note is a $300,000 mortgage on the land and building which is owned by Dr. Harold Terry (see Note 7) and houses the Company's offices.

As part of this transaction, the Company issued a warrant to purchase shares of its common stock equal to ten times the number of shares issued to La Jolla pursuant to conversion of the note. The warrant is exercisable for a period of three years from the date of the issuance at an exercise price of the lesser of $0.05 or 80% of the lowest market price of the common stock during the 20 trading days prior to the holder’s election to exercise subject to certain adjustments. The conversion price of the note is also the lesser of (i) $0.05 or (ii) 80% of the lowest market price for the common stock during the 20 trading days prior to the election to convert.

The Company, on January 23, 2003, received notification from La Jolla., the holder of the Convertible Note, that the Company was in default of the provision of the registration rights agreement requiring a registration statement (for the shares of common stock issuable upon the conversion of the convertible note and upon exercise of the warrants) to be declared effective by the SEC by a certain date and that it was accelerating the maturity date of the note demanding payment of the principal balance of $300,000 plus a 50% penalty amounting to $150,000 plus additional penalties, 50,000 shares of the Company’s common stock and interest. Management of the Company believes it is not in default of the terms of the agreement and the Company is reviewing its various options.

Note 5 - Commitments

            Facilities

The Company leases from a stockholder, Dr. H. K. Terry, on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities.

            Equipment Leases

The Company leases computer and television and camera equipment for its operations. The leases are operating leases and generally are for a term of 24 months.

Future lease commitments are as follows:

Year ending October 31, 2003	$ 24,000
Year ending October 31, 2004	0

            Employment Agreements

Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, September 30, 2000, Mr. Venters has, with the approval of the Board of Directors, continued in his positions with the Company and his salary has continued to accrue at the same level as in the last year of the agreement. The employment agreement has been renewed to October 31, 2004. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through January 31, 2003 and October 31, 2002. The amounts owing on those dates were $40,819 and $ 30,569, respectively.

Note 6 - Litigation

The Company was named in two civil lawsuits; the first claiming $20,000 has been settled by us with a payment of $750; the second claiming approximately $5,000 is being vigorously defended by us and we do not believe that the outcome of the litigation will have a materially adverse effect on our financial statements.

Additionally, the Company has been notified by La Jolla Cove Investors, Inc., the holder of the $300,000 convertible note due September 24, 2004, that it is demanding immediate payment of the $300,000 principal balance of the note, accrued interest and  penalties of $150,000; 50,000 shares of common stock, and additional penalties of $15,000. The demand is based on a claim that the Company defaulted on a provision of the registration rights agreement which required the Company to have declared effective by the SEC, by a certain date, a registration statement covering the common stock which would be issued upon the conversion of the convertible note and the exercise of warrants. The Company has made all interest payments on the note in accordance with its terms. The Company does not agree that it is in default of any terms of the agreements, and is therefore reviewing its various options.

Note 7 - Related Party Transactions

In July 2002, Mr. Gordon Scott Venters received, in exchange for $75,000 of salary owed to him, 1,250,000 shares of Series B Preferred Stock. In March and October 2001, he received, in exchange for a total of $250,000 of salary owed to him, a total of 5,576,923 shares of Series A Preferred Stock. As of January 31, 2003, the Series A Preferred Stock is convertible into 557,693 shares, after adjusting for the reverse-split and has the equivalent voting rights of 2,230,772 shares of common stock. As of January 31, 2003, the shares of Series B Preferred Stock were convertible into 1,250,000 shares of common stock and had the voting rights equivalent to 5,000,000 shares of common stock. As of January 31, 2003 and October 31, 2002, the amount owed Mr. Gordon Scott Venters for accrued salary was $40,819 and $30,569, at those dates respectively.

Dr. Harold Terry, the owner of more than 25% of the Company’s common stock acquired 2,250,000 additional shares of common stock from the Company during the three months ended January 31, 2003 for cash consideration of $31,500. Dr. Terry also assumed the Company’s contractual obligation to acquire the building housing the Company’s office facilities when the Company was unable to obtain financing to complete the transaction. Dr. Terry acquired the building for $480,000 and agreed to continue to lease the building to the Company on a month-to-month basis at $4,500 per month. In addition Dr. Terry consented to the use of the property as collateral for the $300,000 La Jolla convertible note.

Note 8 - Ability to Continue as a Going Concern and Management Plan

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenue in the ordinary course of its business. The lack of sales and recurring losses from operations raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity funding to allow it to pursue its revised business plan which involves the sale of advertising on the Company's advertising network and the possible acquisition of companies in related or unrelated businesses. To support its ongoing operations, additional financing must be obtained either through the sale of equity or debt.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        We are a development stage media production company focused primarily on the television advertising industry, offering production capability and a destination television network known as Bar TV. We produce and distribute television commercials to air on our network in bars, taverns and nightclubs.

        We currently have a total of 42 locations installed and broadcasting BarTV on a daily basis in Fort Lauderdale, West Palm Beach and South Beach utilizing backbone content from Columbia Pictures and Twentieth Century Fox of theatrical motion picture trailers along with print promotions in our locations.

        We intend to sell advertisements of five-, fifteen- and premium thirty-second advertisements before and after each movie trailer.

        We have made application to register the trademark of the BarTV brand and logo.

        Through our network, we have created an advertising distribution channel that permits advertisers to more effectively reach their audience in an out-of-home environment. We intend to capture an increasing share of the total advertising market. We believe that the point-of-purchase advertising network is appealing to both traditional in-home and out-of-home advertisers who today employ a range of advertising media.

        Our plan of operation consists of using trained commissioned sales people to solicit for advertisers for our Bar TV destination television network. We provide advertisers, as part of an advertising package, a professionally produced commercial to air a specific number of times per day at locations that agree to run the commercials on monitors at their place of business. The locations are primarily bars, taverns and nightclubs which cater to a particular age and income group which is attractive to specific advertisers.

        Generally, we offer an advertising package to sponsors for $250 per month. Bars, taverns, nightclubs and other businesses which permit our ads to be viewed at their locations are compensated with free advertising spots. We have completed the establishment of a base of anchor locations in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We are targeting well-known, high-traffic and highly visible bars, taverns and nightclubs to broadcast our ads and content. We also plan to promote our advertisers on our website and assist them in providing special offers to viewers and to guests of our website.

        If we are successful in these well-known tourist locations, we expect to hire sales personnel to sell ads in other cities in South Florida and other parts of the state of Florida. During the 2002 fiscal year, we began to implement our new business model and have received only nominal revenue from advertisers.

Network Program

        Our network offers advertisers the ability to target specific demographics on a site-by-site basis.  Placing monitors in high traffic venues such as sports bars, taverns and nightclubs increase exposure and add impressions.  The monitors are profiled based on specific characteristics of their audience, including age, gender, race and income.  This allows the advertisers to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups.

        In exchange for the monitor being placed in a high traffic area, the retail establishment receives a 30 second fully produced digital commercial that airs every 15 minutes or four times per hour for an average of over 400 airings per month.  The establishment may display their monthly menu of upcoming events, which is updated with new monthly aired commercials at a minimal cost to us.

Advertising Sales

        Our strategy is to derive is a significant portion of our revenue from advertisements placed on our network.  We charge a fixed daily rate for advertising for a single location, which averages between $3 and $4.  Advertising rates are based upon the availability of space in the network for the desired location, the size and demographic make-up of the market served by the screens and the availability of alternative advertising media in the area.  Advertising sales are generally made pursuant to contracts with local, regional or national advertisers.

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

Three months ended January 31, 2003 and three months ended January 31, 2002

Sales

        In the three months ended January 31, 2003, our revenues were $4,050. This nominal amount was received from several advertisers who agreed to advertise on our newly formed Bar TV network. The sales for the January 31, 2003 quarter compare to nominal sales of $3,175 in the like period in the prior year.

Expenses

        Selling, general and administrative expenses for the quarter ended January 31, 2003 were $136,747 which was approximately the same as in the quarter ended January 31, 2002, $136,683. In the January 2003 quarter, we had expenses for website design services of $1,750 which were paid with our common stock in lieu of cash. In the January 2002 quarter, no stock was issued for services. Included in selling, general and administrative expenses, for the current period, is the salary of our president and chief executive officer, Mr. Gordon Scott Venters, in the amount of $33,250, all of which was accrued but only $14,000 was paid.  Interest expense for the quarter ended January 31, 2003, increased $6,982 to $7,515 from $533 in the comparable 2002 quarter. The increase in interest expense results primarily from the payments of interest on the $300,000 convertible note.

Losses

        Our net loss, before taxes, increased $6,171 or 4.6% from $134,041in the January 31, 2002 quarter, to $140,212 in the quarter ended January 31, 2003. Although we have substantial tax carryforwards, we have not reduced our net loss for the quarter by any tax benefit and, therefore, net loss before taxes and net loss after taxes are the same. Our loss per share for the quarter ended January 31, 2003 was $0.01, based on 12,012,761 weighted average common and equivalent shares compared to $0.03, based on 4,862,590 weighted average common and equivalent shares in the previous year's comparable quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of January 31, 2003, we had cash and cash equivalents of $111,280 compared to $195,085 on October 31, 2002 and $22,719 on January 31, 2002.

      We have not been able to generate cash flow from operations. In fact, our operating activities consumed $108,407 cash in the three months ended January 31, 2003 and consumed $100,649 in the three months ended January 31, 2002.

      We have been able to continue in business primarily from the sale or exchange of our stock. In the quarter ended January 31, 2003, we issued 2,250,000 shares of our common stock for $31,500 cash. We also issued 125,000 shares for services valued at $1,750. At January 31, 2003 our total accounts payable, payroll taxes payable and accrued expenses payable was $100,940. This compares to $74,135 on October 31, 2002. Included in the 2003 total are payroll taxes payable of approximately $35,000, most of which is more than 90 days past due.

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

Capital Expenditures

      During the three months ended January 31, 2003, we purchased equipment for $6,598. In order for us to sign additional bars, taverns and nightclubs, we must provide them with viewing monitors. If we are unable to obtain financing to acquire or lease the monitors, we will not be able to successfully execute our business plan. There is no assurance that we will obtain the necessary financing.

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

ITEM 3 - CONTROLS AND PROCEDURES

        Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer who concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer, to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

        We were named as defendant in two civil lawsuits; the first, which claimed $20,000 has been settled with our payment of $750; the second claiming approximately $5,000 is being vigorously defended by us and we do not believe that the outcome of the litigation will have a materially adverse effect on our financial statements.

        Additionally, as previously reported in our Form 10-KSB for the year ended October 31, 2002, we were notified by La Jolla Cove Investors, Inc., the holder of our convertible note due September 24, 2004, that it is demanding immediate payment of the $300,000 principal balance of the note plus accrued interest and penalties of $150,000; 50,000 shares of our common stock, and an additional penalty of $15,000. The demand is based on a claim that we defaulted on a provision of the registration rights agreement which required us to have declared effective by the SEC, by a certain date, a registration statement covering the common stock which would be issued upon the conversion of the convertible note and the exercise of warrants. We have made all interest payments on the note in accordance with its terms. Based on certain representations made by management of La Jolla Cove Investors, Inc., we do not agree that we are in default of any terms of the agreements, and are therefore reviewing our various options.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

        In January 2003, we issued 2,250,000 shares of restricted common stock to Dr. Harold K. Terry for $31,500 at $0.014 per share which approximated the market value at the date of issuance. We used the proceeds of the sale for general working capital requirements.

        The issuances to Dr. Terry were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The purchaser is an “accredited” sophisticated investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

        In January 2003, we also issued 100,000 shares of our Common Stock to Ricardo Arguelo and  25,000 shares to Allen Ashworth for Web design services. The shares were issued at $0.014 per share for a value of $1,400 and $350, respectively, for a total of $1,750 which represents the approximate market value at the date of issuance.

        As of January  31, 2003, we had 12,037,948 shares of common stock outstanding. As of the same date we had 5,576,923 outstanding shares of Series A Preferred Stock and 1,250,000 shares of Series B Preferred Stock.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        La Jolla Cove Investors, Inc., the holder, of our convertible note, claims that we defaulted on certain provisions of the note and related agreements. We disagree with La Jolla Cove Investor’s claim. Please see “Legal Proceedings”- Item 1, above.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     99.1 Certification of Chief Executive Officer

     (b) Reports on Form 8-K.

            None

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

March 14, 2003	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer