Form 10QSB
period 2003-04-30
MAGIC MEDIA NETWORKS INC
filed 2003-06-20
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

Applicable only to corporate issuers
As of June 13, 2003 (the most recent practicable date), there were 12,412,948 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets See Summary of Accounting Policies and Notes to Financial Statements.

	April 30, 2003	October 31, 2002

ASSETS

Current Assets:
Cash and Cash Equivalents	$118,172	$195,085
Cash - Restricted	5,610	0
Prepaid Expenses	3,537	34,787

Total Current Assets	127,319	229,872

Property and Equipment - Net	25,340	20,277
Other Assets	1,775	1,475

Total Assets	$154,434	$251,624

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and Accrued Expenses Payable	$46,360	$11,469
Payroll taxes payable	38,641	32,097
Accrued Officer's Salary under Employment Agreement	67,287	30,569
Note Payable – La Jolla Cove Investors	280,000	300,000
Convertible Note Payable – Dr. Terry	100,000	0

Total Liabilities	532,288	374,135

Stockholders' Deficit:
Preferred Stock, Series A Convertible ($0.0001 par value)
5,576,923 Shares Authorized and Issued	250,000	250,000
Preferred Stock, Series B Convertible ($0.0001 par value)
1,250,000 Shares Authorized
1,250,000 Issued	75,000	75,000
Common Stock
43,173,077 ($0.0001 par value) Shares Authorized
12,037,948 Shares Issued (9,662,948 in 2002)	1,397,067	1,363,817

Deficit Accumulated during Development Stage since Quasi-reorganization October 31, 1999	(2,099,921)	(1,811,328)

Total Stockholders' Deficit	(377,854)	(122,511)

Total Liabilities & Stockholders' Deficit	$154,434	$251,624

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations April 30, 2003 and April 30, 2002 (unaudited) See Summary of Accounting Policies and Notes to Financial Statements.
	Three Months Ended		Six Months Ended
	April 30, 2003	April 30, 2002	April 30, 2003	April 30, 2002

Net Sales	$11,049	$7,101	$15,099	$10,276

Selling, General and Administrative Expenses	155,039	139,820	291,786	276,503
Interest Expense	4,391	9,000	11,906	9,533

Total Expenses	159,430	148,820	303,692	286,036

Net Loss before Income Taxes	(148,381)	(141,719)	(288,593)	(275,760)

Income Tax Expense	0	0	0	0

Net Loss	$(148,381)	$(141,719)	$(288,593)	$(275,760)

Basic Net Income (Loss) Per Share	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted Average Common Share Equivalent Outstanding	13,845,641	5,858,931	12,929,201	5,360,761

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows See Summary of Accounting Policies and Notes to Financial Statements.

	Six Months Ended
	April 30, 2003 (unaudited)	April 30, 2002 (unaudited)

Operating Activities:
Net Loss	$(288,593)	$(275,760)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	5,250	3,000
Stock Issued for Services	1,750	52,400
Write-off of Prepaid Legal Fees	10,000	0
Increase in Payables and Accrued Expenses	78,153	58,071

Cash Used by Operating Activities	(193,440)	(162,289)

Financing Activities:
Proceeds from the Issuance of Common Stock	31,500	66,667
Proceed from Note Payable – Related Party	100,000	45,000
Repayment of Advances to Related Parties	0	50,000
Payment of Convertible Debentures	0	(14,000)
Segregation of Cash to Cash-Restricted	(5,610)	0

Cash Generated by Financing Activities	125,890	147,667

Investing Activities:
Acquisition of Fixed Assets	(9,063)	(6,004)
Acquisition of Intellectual Property	(300)	0

Cash Used by Investing Activities	(9,363)	(6,004)

Decrease in Cash and Cash Equivalents-Unrestricted	(76,913)	(20,626)
Cash and Cash Equivalents - Beginning	195,085	58,858

Cash and Cash Equivalents - Ending	$118,172	$38,232

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.

Notes to Interim Consolidated Financial Statements
April 30, 2003
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

Note 2- Cash and Cash Equivalents

            For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

            Cash - Restricted

            In connection with the Company’s litigation against La Jolla Cove Investors, Inc. et al, the Company’s trial counsel is of the opinion that pursuant to the terms of the financing agreements, the Company is not responsible for the payment of interest on the La Jolla promissory note. The Company, however, has accrued interest on the note and segregated that amount as Cash - Restricted. At April 30, 2003, the amount of accrued interest segregated and restricted was $5,610.

Note 3 - Stockholders' Deficit

            Stock Issued for Cash

            During the three months ended January 31, 2003, the Company issued 2,250,000 shares of restricted common stock for $31,500 or $0.014 per share which approximated the market value at the time of issuance. No shares were issued for cash during the three months ended April 30, 2003.

            Stock Issued for Services

            During the three months ended January 31, 2003, the Company issued a total of 125,000 shares of restricted common stock to two individuals for Web design services. The shares were valued at the approximate market value at the time of issuance ($0.014 per share) for a total of $1,750. No shares were issued in exchange for services during the three months ended April 30, 2003.

            Preferred Stock

            On July 15, 2002, the Company issued 1,250,000 shares of Series B Preferred Stock to its president and chief executive officer, Gordon Scott Venters, in exchange for the elimination of $75,000 of debt owed to him for accrued salaries. The shares were valued at $0.06 per share which was the average price of the common stock at the time of issuance. Each share of this series of preferred stock is convertible into one share of common stock. In addition to the Series B Preferred Stock, there are 5,576,923 shares of Series A Preferred Stock outstanding, each share of which is convertible into 1/10th share of common stock. No additional shares of preferred stock were issued during the six months ended April 30, 2003.

Note 4 - Convertible Debentures

            In July 2002, the Company received $50,000 from the issuance of $50,000 convertible debentures. In July 2002, the debentures were converted into 1,821,429 shares of common stock.

Note 5 – La Jolla Note Payable

            On September 24, 2002, the Company entered into a securities purchase agreement with La Jolla Cove Investors, Inc. (“La Jolla”) and issued a convertible note with the nominal face amount of $300,000, a maturity date of September 24, 2004 and bearing a stated interest rate of 7-3/4%. On October 15, 2002 the Company received cash proceeds of $265,000 which represents the nominal principal of the note, net of $35,000 withheld of which $5,000 was earmarked by La Jolla as holder’s legal expenses; $10,000 was remitted to Company’s securities counsel to prepare a registration statement and the remaining $20,000 was withheld by La Jolla ostensibly for payment of legal fees for completion of the registration statement.  The Company's trial counsel is of the opinion that such withholdings were fraudulent and/or in breach of the Company's financing agreement with La Jolla. The Company initially recorded the withheld amount as follows: $5,000 - prepaid financing costs to be amortized over the term of the note and $30,000 - prepaid offering costs to be charged to stockholders’ equity upon receipt of proceeds from the proposed public offering . Since La Jolla did not proceed with the offering as required by the financing agreements, the Company, as of April 30, 2003, recorded $10,000 of the $30,000 of prepaid offering costs as expense for the quarter ended April 30, 2003 and the remaining $20,000 of prepaid offering costs was eliminated with a concurrent reduction of the principal balance of the La Jolla note payable.

            As part of the original La Jolla transaction, the Company issued a warrant to purchase shares of its common stock equal to ten times the number of shares issued to La Jolla pursuant to conversion of the note.

            The Company, received notification from La Jolla, that the Company was in default of the provision of the registration rights agreement requiring a registration statement (for the shares of common stock issuable upon the conversion of the convertible note and upon exercise of the warrants) to be declared effective by the SEC by a certain date and that it was accelerating the maturity date of the note demanding payment of the principal balance plus various penalties.  The Company believed it was not in default and brought suit against La Jolla and others in Federal Court in Florida and California. (See- Note- 7 Litigation – La Jolla) As a consequence of the litigation, the Company has been advised by counsel that the warrants are void as is the conversion feature of the note.

Note 6 - Commitments

            Facilities

            The Company leases from Dr. H. K. Terry, a stockholder, on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for payment for utilities. Rent has been accrued but not paid since January 1, 2003.  Accrued rent payable was $18,000 and $4,500 as of April 30, 2003 and January 31, 2003, respectively.

            Equipment Leases

            The Company leases computer, television and camera equipment for its operations. The leases are operating leases and generally are for a term of 24 months. The Company is attempting to restructure certain equipment leases and if its efforts are unsuccessful then suit may be brought against the Company.

            Employment Agreements

            Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. The employment agreement has been renewed to October 31, 2004 at the same terms as year three of the agreement. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through April 30, 2003 and October 31, 2002. The amounts owing on those dates were $67,287 and $30,569, respectively.

Note 7 – Litigation

            La Jolla

            In January and February 2003, La Jolla Cove Investors, Inc., the holder of a note due September 24, 2004, (See Note-5; La Jolla note payable) demanded payment of the principal balance plus accrued interest plus penalties of $150,000; 50,000 shares of common stock, and additional penalties of $15,000 per month in addition to any damages. The demand was based on a claim that the Company defaulted on a provision of the registration rights agreement which required the Company to have declared effective by the SEC, by a certain date, a registration statement covering the common stock which would be issued upon the conversion of the note and the exercise of warrants. The Company did not agree that it was in default of any terms of the agreements.

            In March 2003, the Company and Dr. Terry, the owner of property which was used as security for the note, brought suit against La Jolla Cove Investors, Inc. and others alleging fraudulent inducement under Florida law; fraudulent deceit in the inducement under the California Civil Code; violation of the Federal RICO statute; violation of the California Business & Professions Code; and promissory estoppel. The Company is seeking rescission of the financing contracts, compensatory damages; punitive damages on the tort claims; refund of double the amount of interest paid; attorneys’ fees; treble damages, plus costs and attorneys’ fees on the claim for relief pursuant to the Federal RICO statute; declaratory judgment that the financing contracts and the mortgage and security agreement are null and void and that no interest or other amounts are payable under the mortgage and security agreement; and injunctive relief.

            Also in March 2003, we brought suit in the U.S. District Court for the Southern District of California in an action entitled Magic Media Networks, Inc., a Delaware corporation v. La Jolla Cove Investors, Inc., a California corporation. Our complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing and violation of usury laws. We are seeking damages, interest, attorneys’ fees, refund of three times the interest paid and declaratory judgment.

            Other

            The Company has been sued by a vendor claiming approximately $5,000 and the Company’s management believes it has valid defenses. Also, the Company is attempting to restructure certain equipment leases and if its efforts are unsuccessful then suit may be brought against the Company.

Note 8 - Related Party Transactions

            In March and October 2001, Mr. Gordon Scott Venters, the Company’s president, received 5,576,923 shares of Series A Preferred Stock in exchange for a total of $250,000 owed to him for unpaid salary. In July 2002, he received 1,250,000 shares of Series B Preferred Stock in exchange for $75,000 owed to him for unpaid salary. As of April 30, 2003, the Series A Preferred Stock is convertible into 557,693 shares of common stock and has the equivalent voting rights of 2,230,772 shares of common stock and the Series B Preferred Stock is convertible into 1,250,000 shares of common stock and has the voting rights equivalent to 5,000,000 shares of common stock. As of April 30, 2003, the balance of accrued salary due Mr. Venters was $67,287.

            Dr. Harold Terry, the owner of more than 25% of the Company’s common stock acquired 2,250,000 additional shares of common stock from the Company during the three months ended January 31, 2003 for cash consideration of $31,500. Dr. Terry also assumed the Company’s contractual obligation to acquire the building housing the Company’s office facilities when the Company was unable to obtain financing to complete the transaction. He acquired the building for $480,000 and agreed to continue to lease the building to the Company on a month-to-month basis at $4,500 per month. As of April 30, 2003, the balance of accrued but unpaid rent was $18,000. In addition, he agreed to the use of the property as collateral for the La Jolla note. Dr. Terry is a co-plaintiff in the Company’s suit against La Jolla Cove Investors, Inc. et al. On April 15, 2003, Dr. Terry acquired from the Company a one-year convertible promissory note in the amount of $100,000 which bears interest at 6%.

Note 9 - Ability to Continue as a Going Concern and Management Plan

            The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenue in the ordinary course of its business. The lack of sales and recurring losses from operations and the uncertainty of the outcome of the La Jolla litigation raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity funding to allow it to pursue its revised business plan which involves the sale of advertising on the Company's Bar TV™ advertising network and the possible acquisition of companies in related or unrelated businesses. To support its ongoing operations, additional financing must be obtained either through the sale of equity or debt.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        We are a development stage media production company focused primarily on the television advertising industry, offering production capability and a destination television network known as Bar TV™. We produce and distribute television commercials to air on our network in bars, taverns and nightclubs.

        We currently have a total of 54 locations with over 45 currently broadcasting BarTV™ on a daily basis in Fort Lauderdale, West Palm Beach and South Beach utilizing backbone content from Columbia Pictures and Twentieth Century Fox of theatrical motion picture trailers along with print promotions in our locations.

        We intend to sell advertisements of five-, fifteen- and premium thirty-second advertisements before and after each movie trailer.

        We have made application to register the trademark of the BarTV™ brand and logo.

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

        Our plan of operation consists of using trained commissioned sales people to solicit for advertisers for our Bar TV™ destination television network. We provide advertisers, as part of an advertising package, a professionally produced commercial, if necessary, to air a specific number of times per day at locations that agree to run the commercials on monitors at their place of business. The locations are primarily bars, taverns and nightclubs which cater to a particular age and income group which is attractive to specific advertisers.

        Generally, we offer an advertising package to sponsors for $250 per month. Bars, taverns, nightclubs and other businesses which permit our ads to be viewed at their locations are compensated with free advertising spots. We have completed the establishment of a base of anchor locations in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We continue to target additional well-known, high-traffic and highly visible bars, taverns and nightclubs to broadcast our ads and content. We also plan to promote our advertisers on our website and assist them in providing special offers to viewers and to guests of our website.

        If we are successful in these well-known tourist locations, we expect to hire sales personnel to sell ads in other cities in South Florida and other parts of the state of Florida. During the 2002 fiscal year, we began to implement this new business model and have received only nominal revenue from advertisers. We believe that it is necessary for us to continue to expand the number of locations to interest national and major regional companies to advertise on our network.

Licensing Plans

       In order to make our BarTV™ network attractive to national advertisers we plan to put into place a marketing program to license the BarTV™ name in select cities throughout the country and share revenues with the licensees. The program is in the development stage and its launch is dependent upon our success in the South Florida market.

Network Program

        Our network offers advertisers the ability to target specific demographics on a site-by-site basis.  Placing monitors in high traffic venues such as sports bars, taverns and nightclubs increases exposure and ad impressions.  The monitors are profiled based on specific characteristics of their audience, including age, gender, race and income.  This allows the advertisers to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups.

        In exchange for the monitor being placed in a high traffic area, the retail establishment receives a 30 second fully produced digital commercial; a 15 second photo gallery; and a 5 second ad slate that airs every 15 minutes or four times per hour for an average of over 1200 airings per month.  The establishment may display its monthly menu of upcoming events, which is updated with new monthly aired commercials at a minimal cost to us.

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

Competition

        Competition for advertisers is intense. We will be competing with similar networks and also with radio, television and cable companies. We believe that our strategy of offering advertising in bars, taverns and nightclubs has the potential to provide particular advertisers with access to a select clientele at attractive rates. There can be no assurances that we will be able to obtain the desired results from our business strategy or to be profitable.

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

Three months ended April 30, 2003 and three months ended April 30, 2002

Sales

        In the three months ended April 30, 2003, our revenues were $11,049. This nominal amount was received from several advertisers who agreed to advertise on our newly formed Bar TV™ network. Sales for the April 30, 2002 quarter were $7,101.

Expenses

        Selling, general and administrative expenses for the quarter ended April 30, 2003 increased $15,219 or 10.9%, to $155,039 from $139,820 in the comparable 2002 quarter. In the April 2003 quarter, our major expenses included $26,452 for independent sales and production personnel; $13,500 for rent; $36,730 for professional expenses and $33,250 for officer’s salary. Included in professional expenses were legal fees in the amount of $22,930 of which $10,000 was the write-off to current expense of deferred legal fees in connection with the cancelled La Jolla Cove registration statement. As to officer’s salaries, all of the expense was accrued but unpaid. However $15,782 was paid toward accrued but unpaid prior year’s salaries.

        Interest expense for the quarter ended April 30, 2003, decreased $5,609, or 37.7%, to $4,391 from $9,000 in the comparable 2002 quarter. Interest expense for the 2003 quarter consists of the accrual of interest on the La Jolla note and the Terry convertible note. Our interest expense in the April 30, 2002 quarter consists of the payment of a financing fee in connection with a short-term $45,000 bridge loan.

Losses

        Our net loss, before taxes, increased $6,662 or 4.7% from $141,719, in the April 30, 2002 quarter, to $148,381 in the quarter ended April 30, 2003. Although we have substantial tax carryforwards, we have not reduced our net loss for the quarter by any tax benefit and, therefore, net loss before taxes and net loss after taxes are the same. Our loss per share for the quarter ended April 30, 2003 was $0.01, based on 13,845,641 weighted average common and equivalent shares compared to $0.02, based on 5,858,931 weighted average common and equivalent shares in the previous year's comparable quarter.

Six months ended April 30, 2003 and six months ended April 30, 2002

Sales

      In the six months ended April 30, 2003, our sales were $15,099 compared to $10,276 in the six months ended April 30, 2002.

Expenses

      Selling, general and administrative expenses for the six months ended April 30, 2003 increased $15,283 or 5.5%, to $291,786 from $276,503 in the comparable 2002 quarter. In the April 2003 half-year period, our major expenses included independent sales and production personnel of $54,553; professional expenses of $47,230; rent expense of $27,000 and officer’s salary of $66,500. Included in professional expenses were legal fees in the amount of $27,930 of which $10,000 was the write-off to current expense of deferred legal fees in connection with the cancelled La Jolla Cove registration statement. Of the $66,500 officer’s salary expense of our president and chief executive officer, all of the expense was accrued but unpaid; however, during the six-month period, $29,782 was paid toward accrued but unpaid prior year’s salaries.

      Interest expense for the six months ended April 30, 2003, increased $2,373, or 24.9%, to $11,906 from $9,533 in the comparable 2002 six-month period. The interest expense for the 2003 period consists of the interest on the La Jolla note and the Terry convertible note. The interest total in 2002 was made up primarily of the financing fee on a short-term loan of $45,000.

Losses

      Our net loss, before taxes, increased $12,833 or 4.7% from $275,760, in the April 30, 2002 six months, to $288,593 in the six months ended April 30, 2003. We have not reduced our net loss for the six months by any tax benefit and, therefore, net loss before taxes and net loss after taxes are the same. Our loss per share for the six months ended April 30, 2003 was $0.02, based on 12,929,201 weighted average common and equivalent shares compared to $0.05, based on 5,360,761 weighted average common and equivalent shares in the previous year's comparable six-month period.

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

LIQUIDITY AND CAPITAL RESOURCES

       In October 2002, we received $265,000 from La Jolla Cove Investors, Inc. in exchange for our promissory note which was secured by real estate provided by our shareholder, Dr. Terry. The note was to be convertible into our common stock. We were led to believe that this initial transaction would provide us, over a period of time, through the exercise of warrants, approximately $3,000,000 to pursue our business plan. Unfortunately, this did not develop as promised.  In order for us to protect our rights, it became necessary for us to bring suit against La Jolla and others, in connection with this transaction, in the Florida and California U.S. District courts. (See-Part II, Item 1, Legal Proceedings.) and we now must seek alternate financing to develop our business.

        As of April 30, 2003, we had unrestricted cash and cash equivalents of $118,172 compared to $195,085 on October 31, 2002. In addition, on April 30, 2003, we had restricted cash in the amount of $5,610 which has been segregated for the possible payment of accrued interest on the La Jolla note.

        We have not been able to generate cash flow from operations. In fact, our operating activities consumed $193,440 cash in the six months ended April 30, 2003 and consumed $162,289 in the six months ended April 30, 2002.

        We have been able to continue in business primarily from the receipt of cash from financing activities. In the quarter ended April 30, 2003, we issued a convertible promissory note for $100,000.

        At April 30, 2003 our total of accounts payable, payroll taxes payable and accrued expenses payable was $152,288. This compares to $74,135 on October 31, 2002. Included in the 2003 total are payroll taxes payable of approximately $39,000, a substantial part of which is more than 120 days past due.

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

Capital Expenditures

        During the six months ended April 30, 2003, we purchased equipment for $9,063. Our business model does not require substantial investment in equipment. We believe we can continue to add additional bars, taverns and nightclubs with only limited equipment purchases.

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

Ability to Continue as a Going Concern

        Our financial statements in this Form 10-QSB have been prepared assuming that we will continue as a going concern. We have not had significant revenue in the ordinary course of business. The lack of sales and recurring losses from operations raises substantial doubt about our ability to continue as a going concern. We estimate that we will need approximately $300,000 to fund our operations for the next twelve months including costs to pursue the La Jolla litigation. Our plan regarding these matters is to seek further equity funding to allow us to meet our cash needs as we pursue plans to expand our advertising television network. In order to support ongoing operations for the next 12-month period, additional financing must be obtained either through borrowings or the sale of equity securities.

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

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

La Jolla Litigation

        As previously reported in our Form 10-KSB for the year ended October 31, 2002, we were notified by La Jolla Cove Investors, Inc., the holder of our promissory note due September 24, 2004, that it was demanding immediate payment of the principal balance of the note plus accrued interest plus penalties of $150,000; 50,000 shares of common stock, and additional penalties of $15,000 per month and other damages. The demand was based on a claim that we defaulted on a provision of the registration rights agreement and note which allegedly required us to have declared effective by the SEC, by a certain date, a registration statement covering the common stock which would be issued upon the conversion of the note and the exercise of warrants. We had made all interest payments on the note in accordance with its terms. Based on representations made by management of La Jolla Cove Investors, Inc., we did not agree that we were in default of any terms of the agreements.

        In March 2003, we were joined by Dr. Terry, the owner of property which was used as security for the note and we brought suit in the U.S. District Court for the Southern District of Florida- Fort Lauderdale Division in an action entitled Magic Media Networks, Inc., a Delaware corporation and Dr. H.K. Terry v. La Jolla Cove Investors, Inc., a California corporation and Travis Huff and Alan L. Atlas. Our complaint alleges fraudulent inducement under Florida law; fraudulent deceit in the inducement under the California Civil Code; violation of the Federal RICO statute; violation of the California Business & Professions Code; and promissory estoppel. We are seeking rescission of the financing contracts, compensatory damages; punitive damages on the tort claims; refund of double the amount of interest paid; attorneys’ fees; treble damages, plus costs and attorneys’ fees on the claim for relief pursuant to the Federal RICO statute; declaratory judgment that the financing contracts and the mortgage and security agreement are null and void and that no interest or other amounts are payable under the mortgage and security agreement; and injunctive relief.

        Also in March 2003, we brought suit in the U.S. District Court for the Southern District of California in an action entitled Magic Media Networks, Inc., a Delaware corporation v. La Jolla Cove Investors, Inc., a California corporation. Our complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing and violation of usury laws. We are seeking damages, interest, attorneys’ fees, refund of three times the interest paid and declaratory judgment.

        Although our trial counsel is of the opinion that pursuant to the terms of the financing agreements, we are not responsible for the payment of interest on the La Jolla promissory note, we have accrued interest on the note and segregated that amount as Cash - Restricted. At April 30, 2003, the amount of accrued interest segregated and restricted was $5,610.

Other Litigation

        We were named as defendant in two civil lawsuits; the first, which claimed $20,000 has been settled with our payment of $750; the second claiming approximately $5,000 is being vigorously defended by us and we do not believe that the outcome of the litigation will have a materially adverse effect on our financial statements. We are also attempting to restructure certain equipment leases and if wer are unsuccessful suit may brought against us.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

        On April 15, 2003, we issued a $100,000 convertible promissory to Dr. Harold K. Terry in exchange for $100,000 cash. The note bears interest at 6% and has a maturity date of April 15, 2004.

        We used the proceeds of the sale for general working capital requirements.

        The issuance to Dr. Terry was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is an “accredited” sophisticated investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        La Jolla Cove Investors, Inc.,(“La Jolla”) the holder of our promissory note, claims that we defaulted on certain provisions of the note and related agreements. We disagreed with La Jolla’s claim and commenced litigation. Please see “Legal Proceedings”- Item 1, above.

ITEM 5 - OTHER INFORMATION

        Subsequent events

        In June 2003, we issued a total of 375,000 restricted shares of our Common Stock to six individuals for services. The shares were valued at $0.01 per share for a total of $3,750 which represents the approximate market value at the date of issuance.

        As of June 13, 2003, we had 12,412,948 shares of common stock outstanding. As of the same date we had 5,576,923 outstanding shares of Series A Preferred Stock convertible into 557,693 shares of our common stock and 1,250,000 shares of Series B Preferred Stock convertible into 1,250,000 shares of common stock

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

            10.1 Convertible Promissory Note - Terry

            99.1 Certification of Chief Executive Officer and Acting Chief Financial Officer

     (b) Reports on Form 8-K.

            None

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

June 19, 2003	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer

CERTIFICATION

I, Gordon Scott Venters, Chief Executive Officer and Acting Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Magic Media Networks, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	June 19, 2003

By:	/s/ Gordon Scott Venters

Gordon Scott Venters Chief Executive Officer and Acting Chief Financial Officer