Form 10QSB
period 2003-07-31
MAGIC MEDIA NETWORKS INC
filed 2003-09-18
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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
Yes [X] No[ ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Applicable only to corporate issuers
As of September 16, 2003 (the most recent practicable date), there were 13,027,948 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets See Summary of Accounting Policies and Notes to Financial Statements.

	July 31, 2003 (unaudited)	October 31, 2002

ASSETS

Current Assets:
Cash and Cash Equivalents	$32,485	$195,085
Cash - Restricted	11,052	0
Prepaid Expenses	3,537	34,787

Total Current Assets	47,074	229,872

Property and Equipment - Net	26,169	20,277
Other Assets	1,775	1,475

Total Assets	$75,018	$251,624

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and Accrued Expenses Payable	$85,302	$11,469
Payroll taxes payable	39,411	32,097
Accrued Officer's Salary under Employment Agreement	91,852	30,569
Note Payable – La Jolla Cove Investors	281,606	300,000
Convertible Note Payable – Dr. Terry	100,000	0

Total Liabilities	598,171	374,135

Stockholders' Deficit:
Preferred Stock, Series A Convertible ($0.0001 par value)
5,576,923 Shares Authorized and Issued	250,000	250,000
Preferred Stock, Series B Convertible ($0.0001 par value)
1,250,000 Shares Authorized and Issued	75,000	75,000
Common Stock
43,173,077 ($0.0001 par value) Shares Authorized
12,507,948 Shares Issued (9,662,948 in 2002)	1,402,784	1,363,817
Deficit Accumulated during Development Stage since Quasi-reorganization October 31, 1999	(2,250,937)	(1,811,328)

Total Stockholders' Deficit	(523,153)	(122,511)

Total Liabilities & Stockholders' Deficit	$75,018	$251,624

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations July 31, 2003 and July 31, 2002 (unaudited) See Summary of Accounting Policies and Notes to Financial Statements.
	Three Months Ended		Nine Months Ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002

Net Sales	$8,075	$800	$23,174	$11,076

Selling, General and Administrative Expenses	152,149	125,987	443,935	402,490
Interest Expense	6,942	0	18,848	9,533

Total Expenses	159,091	125,987	462,783	412,023

Net Loss before Income Taxes	(151,016)	(125,187)	(439,609)	(400,947)

Income Tax Expense	0	0	0	0

Net Loss	$(151,016)	$(125,187)	$(439,609)	$(400,947)

Basic Net Loss per Share	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Weighted Average Common Share Equivalent Outstanding	13,957,380	8,049,445	13,271,927	6,256,989

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows See Summary of Accounting Policies and Notes to Financial Statements.

	Nine Months Ended
	July 31, 2003 (unaudited)	July 31, 2002 (unaudited)

Operating Activities:
Net Loss	$(439,609)	$(400,947)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	7,250	4,500
Stock Issued for Services	7,467	62,400
Write-off of Prepaid Legal Fees	10,000	0
Increase in Payables and Accrued Expenses	142,430	12,321

Cash Used by Operating Activities	(272,462)	(321,726)

Financing Activities:
Proceeds from Issuance of Preferred Stock	0	75,000
Proceeds from Issuance of Common Stock	31,500	195,667
Proceeds from Issuance of Convertible Debentures	1,606	50,000
Proceeds from Note Payable – Related Party	100,000	0
Repayment of Advances to Related Parties	0	50,000
Payment of Convertible Debentures	0	(78,000)
Segregation of Cash to Cash-Restricted	(11,052)	0

Cash Generated by Financing Activities	122,054	292,667

Investing Activities:
Acquisition of Fixed Assets	(11,892)	(7,056)
Acquisition of Intellectual Property	(300)	(1,475)

Cash Used by Investing Activities	(12,192)	(8,531)

Decrease in Cash and Cash Equivalents-Unrestricted	(162,600)	(37,590)
Cash and Cash Equivalents - Beginning	195,085	58,858

Cash and Cash Equivalents - Ending	$32,485	$21,268

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.

Notes to Interim Consolidated Financial Statements
July 31, 2003
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

Note 2 - Cash and Cash Equivalents

            For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

            Cash - Restricted

            In connection with the Company’s litigation against La Jolla Cove Investors, Inc. et al, the Company’s trial counsel is of the opinion that pursuant to the terms of the financing agreements, the Company is not responsible for the payment of interest on the La Jolla promissory note. The Company, however, has accrued interest on the note and segregated that amount as Cash - Restricted. At July 31, 2003, the amount of accrued interest segregated and restricted was $11,052.

Note 3 - Stockholders' Deficit

            Stock Issued for Cash

            During the three months ended January 31, 2003, the Company issued 2,250,000 shares of restricted common stock for $31,500 or $0.014 per share which approximated the market value at the time of issuance. No shares were issued for cash during the three months ended April 30, 2003 and the three months ended July 31, 2003.

            Stock Issued for Services

            During the three months ended January 31, 2003, the Company issued a total of 125,000 shares of restricted common stock to two individuals for Web design services. The shares were valued at the approximate market value at the time of issuance ($0.014 per share) for a total of $1,750. No shares were issued in exchange for services during the three months ended April 30, 2003. During the three months ended July 31, 2003, the Company issued 370,000 shares of restricted common stock to four individuals for services valued at $3,700 ($0.01 per share) and 100,000 shares to the Company’s two directors for services valued at $2,500 ($0.025 per share). The shares were valued at the approximate market value at the time of issuance.

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

Note 5 - La Jolla Note Payable

            On September 24, 2002, the Company entered into a securities purchase agreement with La Jolla Cove Investors, Inc. (“La Jolla”) and issued a convertible note with the nominal face amount of $300,000, a maturity date of September 24, 2004 and bearing a stated interest rate of 7-3/4%. On October 15, 2002 the Company received cash proceeds of $265,000 which represents the nominal principal of the note, net of $35,000 withheld of which $5,000 was earmarked by La Jolla as holder’s legal expenses; $10,000 was remitted to Company’s securities counsel to prepare a registration statement and the remaining $20,000 was withheld by La Jolla ostensibly for payment of legal fees for completion of the registration statement.  The Company's trial counsel is of the opinion that such withholdings were fraudulent and/or in breach of the Company's financing agreement with La Jolla. The Company initially recorded the withheld amount as follows: $5,000 - prepaid financing costs to be amortized over the term of the note and $30,000 - prepaid offering costs to be charged to stockholders’ equity upon receipt of proceeds from the proposed public offering. Since La Jolla did not proceed with the offering as required by the financing agreements, the Company, as of April 30, 2003, recorded $10,000 of the $30,000 of prepaid offering costs as expense for the quarter ended April 30, 2003 and the remaining $20,000 of prepaid offering costs was eliminated with a concurrent reduction of the principal balance of the La Jolla note payable. An additional legal fee of $1,606 in connection with the uncompleted offering was paid by La Jolla and added to the principal balance of the Note Payable to La Jolla.

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

Note 6 - Commitments

            Facilities

            The Company leases from Dr. H. K. Terry, a stockholder, on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for payment for utilities. Rent has been accrued but not paid since January 1, 2003.  Accrued rent payable was $31,500 as of July 31, 2003.

            Equipment Leases

            The Company leases computer, television and camera equipment for its operations. The leases are operating leases and generally are for a term of 24 months. The Company is attempting to restructure certain equipment leases and has been sued on a lease for approximately $20,000.

            Employment Agreements

            Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. The employment agreement has been renewed to October 31, 2004 at the same terms as year three of the agreement. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through July 31, 2003 and October 31, 2002. The amounts owing on those dates were $91,852 and $30,569, respectively.

Note 7 - Litigation

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

            Also in March 2003, the Company brought suit in the U.S. District Court for the Southern District of California in an action entitled Magic Media Networks, Inc., a Delaware corporation v. La Jolla Cove Investors, Inc., a California corporation. The Company’s complaint alleges breach of contract, breach of the implied covenant of good faith and fair dealing and violation of usury laws. The Company seeks damages, interest, attorneys’ fees, refund of three times the interest paid and declaratory judgment.

            As of September 15, 2003, all parties to the above lawsuits have agreed in principle to a settlement subject to execution of a definitive agreement.

            Other

            The Company has been sued by a leasing company for approximately $20,000. The Company’s management believes it has valid defenses and is attempting to reach a settlement.

Note 8 - Related Party Transactions

            In March and October 2001, Mr. Gordon Scott Venters, the Company’s president, received 5,576,923 shares of Series A Preferred Stock in exchange for a total of $250,000 owed to him for unpaid salary. In July 2002, he received 1,250,000 shares of Series B Preferred Stock in exchange for $75,000 owed to him for unpaid salary. As of April 30, 2003, the Series A Preferred Stock is convertible into 557,693 shares of common stock and has the equivalent voting rights of 2,230,772 shares of common stock and the Series B Preferred Stock is convertible into 1,250,000 shares of common stock and has the voting rights equivalent to 5,000,000 shares of common stock. As of July 31, 2003, the balance of accrued salary due Mr. Venters was $91,852.

            Dr. Harold Terry, the owner of more than 25% of the Company’s common stock acquired 2,250,000 additional shares of common stock from the Company during the three months ended January 31, 2003 for cash consideration of $31,500. Dr. Terry also assumed the Company’s contractual obligation to acquire the building housing the Company’s office facilities when the Company was unable to obtain financing to complete the transaction. He acquired the building for $480,000 and agreed to continue to lease the building to the Company on a month-to-month basis at $4,500 per month. As of July 31, 2003, the balance of accrued but unpaid rent was $31,500. In addition, he agreed to the use of the property as collateral for the La Jolla note. Dr. Terry is a co-plaintiff in the Company’s suit against La Jolla Cove Investors, Inc. et al. On April 15, 2003, Dr. Terry acquired from the Company a one-year convertible promissory note in the amount of $100,000 which bears interest at 6%.  As of July 31, 2003, interest accrued on the note was $1,750

Note 9 - Ability to Continue as a Going Concern and Management Plan

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        We are a development stage media production company focused primarily on the private television network advertising industry, offering production capability and a destination television network known as Bar TV. We produce and distribute television commercials to air on our network in bars, taverns and nightclubs.

        We currently have a total of 59 locations installed and broadcasting BarTV™ on a daily basis in Fort Lauderdale, West Palm Beach and Miami-Dade utilizing core content from Columbia Pictures, TriStar, Screen Gems, Twentieth Century Fox, New Line and Paramount of theatrical motion picture trailers along with print promotions in our locations.

        We intend to sell advertisements of five-, fifteen- and premium thirty-second advertisements before and after each movie trailer.

        We have made application to register the trademark of the BarTV™ and GymTV™ brand with the United States Patent and Trademark Office under Section 038 of narrowcast media/audio in out of home (OOH) locations.

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

        Our plan of operation consists of using trained commissioned sales people to solicit for advertisers for our Destination Television network. We provide advertisers (if necessary), as part of an advertising package, a professionally produced commercial to air a specific number of times per day at locations that agree to run the commercials on monitors at their place of business. The locations, primarily bars, taverns, nightclubs and soon to be gyms and hotels are all locations where consumers watch television outside the home and we believe are attractive to specific advertisers.

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

        In exchange for the monitor being placed in a high traffic area, the retail establishment receives a 30-second fully produced digital commercial that airs every 15 minutes or four times per hour for an average of over 400 airings per month.  The establishment may display its monthly menu of upcoming events, which is updated with new monthly aired commercials at a minimal cost to us.

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

Other Opportunities

        In addition to pursuing our new advertising business model, we are seeking to acquire companies or enter into joint ventures with companies that are involved in the entertainment and advertising businesses. We may also consider the acquisition of companies that are in completely unrelated industries if our board of directors considers the opportunity worthwhile. In light of our limited cash position and the current price of our common stock, there is no assurance that we will be able to complete the acquisition of any company.

RESULTS OF OPERATIONS

        The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Three months ended July 31, 2003 and three months ended July 31, 2002

Sales

        In the three months ended July 31, 2003, our revenues were $8,075. This nominal amount was received from several advertisers who agreed to advertise on our newly formed Bar TV™ network. Sales for the July 31, 2002 quarter were $800.

Expenses

        Selling, general and administrative expenses for the quarter ended July 31, 2003 increased $26,162 or 20.8%, to $152,149 from $125,987 in the comparable 2002 quarter. In the July 2003 quarter, our major expenses included $40,297 for independent sales and production personnel; $13,500 for rent; $18,856 for professional expenses and $33,250 for officer’s salary. Included in professional expenses were legal fees in the amount of $12,075 in connection with the La Jolla Cove litigation. As to officer’s salaries, all of the expense was accrued but unpaid. However $8,685 was paid toward accrued but unpaid salaries of prior periods.

        Interest expense for the quarter ended July 31, 2003, increased to $6,942 from $0 in the comparable 2002 quarter. Interest expense for the 2003 quarter consists of the accrual of interest on the La Jolla note and the Terry convertible note.

Losses

        Our net loss, before taxes, increased $25,829 or 20.6% from $125,187, in the July 31, 2002 quarter, to $151,016 in the quarter ended July 31, 2003. Although we have substantial tax carryforwards, we have not reduced our net loss for the quarter by any tax benefit and, therefore, net loss before taxes and net loss after taxes are the same. Our loss per share for the quarter ended July 31, 2003 was $0.01, based on 13,957,380 weighted average common and equivalent shares compared to $0.02, based on 8,049,445 weighted average common and equivalent shares in the previous year's comparable quarter.

Nine months ended July 31, 2003 and nine months ended July 31, 2002

Sales

      In the nine months ended July 31, 2003, our sales were $23,174 compared to $11,076 in the nine months ended July 31, 2002.

Expenses

      Selling, general and administrative expenses for the nine months ended July 31, 2003 increased $41,445 or 10.3%, to $443,935 from $402,490 in the comparable 2002 quarter. In the July 31, 2003 nine-month period, our major expenses included independent sales and production personnel of $93,850; professional expenses of $62,086; rent expense of $40,500 and officer’s salary of $99,750. Included in professional expenses were legal fees in the amount of $22,075 in connection with the cancelled La Jolla Cove registration statement and resulting litigation. Of the $99,750 officer’s salary expense of our president and chief executive officer, $91,852 was accrued but unpaid.

      Interest expense for the nine months ended July 31, 2003, increased $9,315, or 97.7%, to $18,848 from $9,533 in the comparable 2002 nine-month period. The interest expense for the 2003 period consists of the interest on the La Jolla note and the Terry convertible note.

Losses

      Our net loss, before taxes, increased $38,662 or 9.6% from $400,947, in the July 31, 2002 nine months, to $439,609 in the nine months ended July 31, 2003. We have not reduced our net loss for the nine months by any tax benefit and, therefore, net loss before taxes and net loss after taxes are the same. Our loss per share for the nine months ended July 31, 2003 was $0.03, based on 13,271,927 weighted average common and equivalent shares compared to $0.06, based on 6,256,989 weighted average common and equivalent shares in the previous year's comparable nine-month period.

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

LIQUIDITY AND CAPITAL RESOURCES

       In October 2002, we received $265,000 from La Jolla Cove Investors, Inc. in exchange for our promissory note which was secured by real estate provided by our shareholder, Dr. Terry. The note was to be convertible into our common stock. We were led to believe that this initial transaction would provide us, over a period of time, through the exercise of warrants, approximately $3,000,000 to pursue our business plan. Unfortunately, this did not develop as promised.  In order for us to protect our rights, it became necessary for us to bring suit against La Jolla and others, in connection with this transaction, in the Florida and California U.S. District courts. (See-Part II, Item 1, Legal Proceedings) and we are now attempting to seek alternate financing to develop our business.

        As of July 31, 2003, we had unrestricted cash and cash equivalents of $32,485 compared to $195,085 on October 31, 2002. In addition, on July 31, 2003, we had restricted cash in the amount of $11,052 which has been segregated for the possible payment of accrued interest on the La Jolla note.

        We have not been able to generate cash flow from operations. In fact, our operating activities consumed $272,462 cash in the nine months ended July 31, 2003 and consumed $321,726 in the nine months ended July 31, 2002.

        We have been able to continue in business primarily from the receipt of cash from financing activities. In the quarter ended April 30, 2003, we issued a convertible promissory note for $100,000.

        At July 31, 2003 our total of accounts payable, payroll taxes payable and accrued expenses payable was $216,565. This compares to $74,135 on October 31, 2002. Included in the 2003 total are payroll taxes payable of approximately $40,000, a substantial part of which is more than 150 days past due.

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

Capital Expenditures

        During the nine months ended July 31, 2003, we purchased equipment for $11,892. Our business model does not require substantial investment in equipment. We believe we can continue to add additional bars, taverns and nightclubs with only limited equipment purchases.

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

        Although our trial counsel is of the opinion that pursuant to the terms of the financing agreements, we are not responsible for the payment of interest on the La Jolla promissory note, we have accrued interest on the note and segregated that amount as Cash - Restricted. At July 31, 2003, the amount of accrued interest segregated and restricted was $11,052.

        As of September 15, 2003, all parties to the above lawsuits have agreed in principle to a settlement, subject to execution of a definitive agreement. There is no assurance, however, that the parties will execute a definite agreement.

Other Litigation

        Two lawsuits, previously reported have been settled; the first, which claimed $20,000 has been settled with our payment of $750; the second claiming approximately $5,000 has been settled for $2,000.

        In July 2003, a leasing company brought suit against us, claiming approximately $20,000. Our management believes it has valid defenses and is attempting to reach a settlement.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the three months ended July 31, 2003, the Company issued 370,000 shares of restricted common stock to four individuals for services valued at $3,700 ($0.01 per share) and 100,000 shares to the Company’s two directors for services valued at $2,500 ($0.025 per share). The shares were valued at the approximate market value at the time of issuance.

        The above issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients had access to all relevant information necessary to evaluate the investment and they represented to us that the securities were being acquired for investment purposes.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        La Jolla Cove Investors, Inc., (“La Jolla”) the holder of our promissory note, claims that we defaulted on certain provisions of the note and related agreements. We disagreed with La Jolla’s claim and commenced litigation. Please see “Legal Proceedings”- Item 1, above.

ITEM 5 - OTHER INFORMATION

        Subsequent events

        In September 2003, we issued a total of 400,000 shares of our Common Stock to two individuals for consulting services and 100,000 shares for legal services. We also granted options to purchase a total of 6,416,667 shares at exercise prices from $0.10 to $0.25 per share. We also agreed to issue an additional 1,600,000 shares to the consultants between October 2003 and January 2004. All of these shares including those underlying the options were registered under Form S-8 which was filed on September 5, 2003.

Item 6 - Exhibits and Reports on Form 8-K

(a)

Exhibit 31.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer

(b)	No reports on Form 8-K were filed during the three months ended July 31, 2003

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Magic Media Networks, Inc.

(Registrant)

By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Acting Chief Financial Officer

Date:	September 18, 2003