Form 10KSB
period 2003-10-31
MAGIC MEDIA NETWORKS INC
filed 2004-02-17
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]      Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended October 31, 2003

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
Yes [X] No [ ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Magic Media Networks, Inc. had total revenue of $41,541 for the fiscal year ended October 31, 2003.

The aggregate market value of the stock held by non-affiliates (13,067,451 shares) computed by reference to the closing price of such stock ($0.32), as of February 11, 2004, was $4,181,584.

As of February 11, 2004, there were 20,638,698 shares of Common Stock of Magic Media Networks, Inc. outstanding.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Corporate History

            Magic Media Networks, Inc. (“We” or the "Company") is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. to design, manufacture and distribute a patented vibrating massage device for installation in hotel and motel beds.  In 1979, we began attempts to diversify our operations and sought opportunities in other industries.  In 1984, we acquired, in a reverse merger, a 100% interest in Flash Entertainment, Inc., a Florida film, production and distribution corporation.  Since then, we have undergone a series of corporate restructurings. By amendment of our certificate of incorporation, our name was changed in 1999 to Magicinc.com and in April 2002 our name was changed to our current title, Magic Media Networks, Inc. Through the period ended October 31, 1999, we devoted substantially all of our efforts to reorganizing our financial affairs and settling our debt obligations. During the fiscal years ended October 31, 2000 and October 31, 2001, we were engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, we redirected our business focus to the production of commercials and sale of advertising content to bars, taverns and nightclubs. In November 2002, we formed Bar TV, Inc., a Florida corporation, to distribute and expand our advertising network. On August 4, 2003, we formed Destination Television, Inc. to focus on the “out of home” (OOH) private television network sector.

            Our executive offices are located at 530 North Federal Highway, Fort Lauderdale, Florida 33301 and our telephone number is (954) 764-0579. Our website address on the Internet is www.magicmedia.com.

            We recognize advertising revenues at the time the advertisement appears on our network. We offer retail locations, primarily bars, taverns and nightclubs, a system consisting of hardware and, if necessary, video monitors to distribute our programming.

            Strategy

            Our current strategy is to continue our launch of the Bar TV Destination Television brand in the major metropolitan areas of Florida and more specifically in the major entertainment districts and arteries of Florida. We plan to install and maintain monitors in a minimum of 20 premium high traffic destinations per entertainment district.

            We currently have a total of approximately 56 locations installed and broadcasting Bar TV on a daily basis in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We believe that this base of anchor locations has established our regional footprint in the Southeast Florida corridor which covers the highly populated and affluent counties of Palm Beach, Broward and Miami-Dade.

            We plan to now concentrate on extending our location base throughout Florida. We are targeting well-known, high-traffic and highly visible bars, taverns and nightclubs to broadcast our ads and content. We look forward to entering into agreements to install our Bar TV broadcast in a minimum of 20 premium destinations in each of the following areas; the Florida Keys (Key West), Central Florida (Orlando), Daytona Beach, Tampa, the Panhandle (Panama City), Tallahassee and Jacksonville.

            We believe that our business model can only be successful if we are able to attract national and major regional advertisers. In order to accomplish this goal, we must continue to place our broadcast in high traffic locations in the entertainment districts throughout Florida. There is no assurance that we will able to enter into agreements with a sufficient number of business locations within the state to interest the advertisers we are seeking.

            We utilize as our backbone or core content, movie trailers from major motion picture studios, including Twentieth Century Fox and Sony Entertainment’s Columbia Pictures, highlighting upcoming releases. We “bumper” the filmed movie trailers with local, regional and national advertisements that encompass the signature of Bar TV. Because of the live music, disk jockeys or juke boxes playing the audio in our locations, the broadcast is graphically intensive and without sound.

            Industry Background

            The point-of-purchase market with the out-of-home advertising business is currently estimated at $6 billion annually. The advertising industry is diverse and includes television, newspapers, magazines, radio, specialty media, the Internet, billboards, direct mail and telephone directories.  Approximately $460 billion was spent on worldwide advertising in 2000 including over $240 billion in the United States alone.

            In recent years, non-traditional media, particularly digital technology, has brought in an era of change, providing advertisers new forms and formats by which they can connect with and impact their target audience.  Many industry analysts believe that the relative importance of traditional advertising media will decrease as advertisers look for more creative solutions to reach consumers.

            Through our network, we have created an advertising distribution channel that permits advertisers to effectively reach their audience in an out-of-home environment.  We intend to capture an increasing share of the total advertising market.  We believe that the point-of-purchase advertising network appeals to both traditional in-home and out-of-home advertisers who today employ a broad range of advertising mediums.

            Network Program

            Our network offers advertisers the ability to target specific demographics on a site-by-site basis.  Placing monitors in high traffic venues such as sports bars, taverns and nightclubs increases exposure and ad impressions.  The monitors are profiled based on specific characteristics of their audience, including age, gender, race and income.  This allows us to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups.

            Our advertising monitor plays a repeating or looping sequence of advertising and programming.  As currently configured, a broadcast consists of 120 thirty-second advertising spots per hour.  The broadcast in each specific area can support 180 thirty-second airing slots.

            Installation costs for a new site include the cost of acquiring hardware and the cost of installing equipment.  The fully installed average per site cost for a typical location with a single video monitor is approximately $600.  Some sites may contain multiple monitors. We secure three-year placement contracts for locations to install monitors.  There is no monthly recurring fee for the retail establishment that wants the monitors installed.  The retail establishment is responsible for supplying electricity to the equipment and keeping the monitor on, during normal business hours. As compensation for allowing us to place our monitors in their business location, which at present is generally a busy bar, tavern or nightclub, the retail establishment receives free advertising spots. We usually provide the business with a 30-second fully produced digital commercial that airs every 15 minutes or four times per hour for an average of over 400 airings per month.  The business establishment may display its monthly menu of upcoming events, which is updated with new monthly aired commercials, at a minimal cost to us.

            Advertising Sales

            Our strategy is to derive a significant portion of our revenue from advertisements placed on our network.  We believe that advertising and product demonstrations at the point-of-purchase could significantly influence which products consumers purchase. Generally, we offer an advertising package to sponsors for $250 per month. Advertising rates are based upon the availability of space in the network for the desired location, the size and demographic make-up of the market served by the screens and the availability of alternative advertising media in the area.  Advertising sales are generally made pursuant to contracts with local, regional or national advertisers.

            As we grow, we intend to license territories to individuals or corporations to sell the local, regional and national advertisements for their territory. We intend to operate the new locations and network broadcast remotely utilizing a “media box” consisting of a digital and still camera shipped to the location to capture the necessary location content and shipped back for editing. We then intend to mail back the edited broadcast with the new ads on a monthly basis. We plan to compensate any necessary sales force with a base salary and an incentive plan if we are unable to license the territories. If we are unable to operate the new territories remotely, it could have a substantial and adverse  impact on the Company’s expansion and capital plan. We anticipate a regional marketing plan that will include print and direct mail and attendance at trade shows and a website which will feature all of the information necessary for media professionals to make an educated decision on media placement.

            Competition

            Competition for advertisers is intense. We will be competing with similar networks and also with radio, television and cable companies and other forms of advertising including newspapers, magazines, the Internet, direct mail and billboards. We believe that our strategy of offering advertising in bars, taverns and nightclubs provides particular advertisers with access to a select clientele at attractive rates with favorable brand recall and significant point-of-purchase potential. We expect to compete with these forms of advertising on a basis of price and our ability to reach potential customers at the point of purchase.  A large number of companies that provide advertising in the point of purchase segment of the advertising industry and other sectors have significantly greater financial, marketing, technical and other resources than we have.  Potential competitors may be able to devote greater resources to marketing promotional campaigns, adopt more aggressive pricing policies and devote more resources to technology than we can. Increased competition may reduce our market share and may require us to reduce advertising rates and therefore lower our operating margins.  We may not be able to compete successfully against current and future competitors. There can be no assurances that we will be able to obtain the desired results from our business strategy or to be profitable.

Gym TV and Hotel TV

            We plan to expand the Bar TV concept, a network directed at a specific demographic focused on patrons of bars, taverns and nightclubs, to a concept focused on health club members. We believe that manufacturers and retailers that market health related products such as vitamins, health foods, bicycles, athletic equipment and sporting events will be anxious to direct part of their advertising budget to a specific sector of the population. We are beta testing our Gym TV network with Gold’s Gym franchisees at three locations in South Florida. Although early indications appear favorable that the Gym TV network is a viable concept and would be very attractive to select advertisers, there is no assurance that, after we complete our testing, we will proceed with further development.

            As part of our longer-range planning, we are now in the early stages of developing a business plan for establishing a network geared to travelers, both business and vacation. Only after further testing and a determination as to the adequacy of our resources will we decide whether to go forward with this concept. This network is to be known as Hotel TV.

            In addition to having made application to register the trademark for Bar TV™, we have made application to register the trademark of the Gym TV™ and Hotel TV™ brand with the United States Patent and Trademark Office under Section 038 of narrowcast media/audio in out-of- home (OOH) locations.

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

            Employees

            We currently have three full-time employees and also employ four independent commission sales representatives. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide services on an as-needed basis.

Strategic Alliance with UTEK Corporation

            In November 2003, we entered into a six-month strategic alliance agreement with UTEK Corporation.  UTEK Corporation has agreed to identify for us new technologies from university and government laboratories. It has also agreed to review technology opportunities, present to us technology acquisition opportunities and assist us in obtaining equity financing for these acquisitions.

            Other Opportunities

            In addition to pursuing our advertising business model, we are seeking to acquire companies or enter into joint ventures with companies that are involved in the entertainment and advertising businesses. In light of our limited cash position, there is no assurance that we will be able to complete the acquisition of any company.

ITEM 2 - PROPERTY

            We lease an 8,500 square foot building at 530 North Federal Highway, Fort Lauderdale, Florida, which is owned by our stockholder, Dr. Harold K. Terry. This building now houses our administrative offices, sales and production facilities.  The lease is for $4,500 per month and is on a month-to-month basis.

ITEM 3 - LEGAL PROCEEDINGS

            We are not involved in any legal proceedings and we are not aware of any material pending litigation, legal proceedings or claims contemplated either against us or on our behalf.

            During fiscal year ended October 31, 2003, we settled several matters involving claims against us in connection with equipment leases.

            As also previously reported, on October 23, 2003, we dismissed, with prejudice, our lawsuit against La Jolla Cove Investors, Inc. ("La Jolla") and others in the U.S. District Court for the Southern District of California (Case No. 03CV 00564BTM) and we and Dr. H. K. Terry also dismissed our lawsuit, with prejudice, against La Jolla and others in the U.S. District Court for the Southern District of Florida (Case No. 03CIV 60475). The settling parties provided mutual releases and affirmed that the settlement agreement was the result of a compromise and not as an admission of liability or responsibility on the part of any party.

            Additional terms of the settlement included, La Jolla's advancing us an additional $18,394, for a total of $300,000, now evidenced by a new 6-3/4% non-convertible promissory note due April 24, 2005  replacing the 7-3/4% convertible debenture due September 24, 2004. Interest, including that already accrued, will be due at maturity and not monthly as in the original debenture. The new promissory note continues, as previously, to be secured by a real estate mortgage on property owned by Dr. Terry.

            We also granted to La Jolla a warrant for 10,000,000 shares of our common stock, as described in Item 5, Warrants and Stock Options-La Jolla Warrants.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of our security holders during the fiscal fourth quarter ended October 31, 2003.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

            The primary market for our Common Stock is the OTC Bulletin Board, where it trades under the symbol "MGCN."

            Our Common Stock was traded on the OTC Bulletin Board until December 19, 1999 under the symbol "MAGC" and then under the symbol "MAGCE" until January 19, 2000 when it was delisted. From January 20, 2000, our stock was quoted in the "Pink Sheets", which is a trademark of Pink Sheets LLC, under the symbol "MAGC." On September 5, 2000, our registration statement, Form 10-SB, was deemed "effective" by the SEC. Shortly thereafter, our stock recommenced trading on the OTC Bulletin Board.

            On October 12, 2001, a 1-for-10 reverse split of our Common Stock became effective and our stock symbol was changed to "MGCN."

            The following table sets forth the high and low closing bid prices for the shares of our Common Stock, for the periods indicated, as provided by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Quarter Ending	High	Low

January 31, 2002	$0.070	$0.015
April 30, 2002	0.100	0.019
July 31, 2002	0.130	0.035
October 31, 2002	0.080	0.010

Quarter Ending	High	Low

January 31, 2003	$0.031	$0.011
April 30, 2003	0.030	0.009
July 31, 2003	0.070	0.007
October 31, 2003	0.070	0.020

Price Range of Preferred Stock

            All of the shares of our Series A and Series B Preferred Stock are owned by our president, Gordon Scott Venters. There is no public market for our Preferred Stock.

Shareholders

            As of February 11, 2004, we had 20,638,698 shares of Common Stock outstanding and 5,576,923 shares of Series A Preferred Stock and 3,750,000 of Series B Preferred Stock outstanding. The Series A Preferred Stock is convertible into 557,693 shares of Common Stock and the Series B Preferred Stock is convertible into 3,750,000 shares of Common Stock.

            As of February 11, 2004, we had approximately 500 shareholders of our Common Stock and as of that date we had one shareholder of our Series A and Series B Preferred Stock.

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

Changes in Securities and Use of Proceeds

Common Stock

            Reverse Split

            Effective October 12, 2001, each share of our Common Stock was exchanged for one-tenth of a share of our new Common Stock pursuant to a 1-for-10 reverse split. Our financial statements, including the Statement of Operations as pertains to "net loss per share" and the weighted average of outstanding common shares and equivalents, have been retroactively revised to account for the reverse split.

            Stock Issuances

            During the fourth quarter of our fiscal year ended October 31, 2003, we issued 200,000 shares of restricted Common Stock pursuant to Section 4(2) exemption from registration. The shares, which were acquired for investment, were issued on October 6, 2003 to John M. Venters for architectural services valued at $8,000. The stock was valued at $0.04 per share which approximated market at the date of issuance.

            As of October 31, 2003, we had 14,684,698 shares of Common Stock outstanding.

            Subsequent to the end of our October 31, 2003 fiscal year, in December 2003, we issued 2,500,000 shares of our restricted Common Stock, pursuant to an exemption under Section 4(2), to Dr. H.K. Terry, an accredited investor, for $250,000 cash which increased our working capital and will be used for general corporate purposes. In December 2003, we issued 545,000 shares in connection with a technical advisory contract and in January 2004, we issued 409,000 shares to various individuals for services. In February 2004, we issued 2,500,000 shares in connection with the exercise of consultants’ stock options.

            As of February 11, 2004, we had 20,638,698 shares of Common Stock outstanding.

Preferred Stock

            Stock Issuances

            Series B Preferred Stock

            On October 29, 2003, the Company issued 2,500,000 additional shares of Series B Preferred Stock, in exchange for the elimination of $75,000 owed for accrued salaries. The shares were valued at $0.03 per share, which was in excess of the closing price on October 29, 2003 of $0.028.

            The Series B Preferred Stock has the same rights as the Series A Preferred Stock except that each share of this series of preferred stock is convertible into one share of Common Stock. As of October 31, 2003, the Series B Preferred Stock is convertible into a total of 3,750,000 shares of Common Stock.

Convertible Debt

            Convertible Notes Payable – Dr. Terry

            On April 15, 2003, we issued to Dr. H. K. Terry a $100,000 unsecured promissory note due April 15, 2004. On October 12, 2003, the Company issued an additional promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and the balance on December 15, 2003. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder’s option, into common stock at the average closing price of our common stock for the five trading days prior to the date of receipt of election to convert, but not less than $0.05 per share.

            La Jolla Convertible Note – Old

            In September 2002, we entered into a securities purchase agreement with La Jolla Cove Investors, Inc. (“La Jolla”) and issued a two-year 7-3/4% $300,000 convertible note. The note was secured by a mortgage on the building owned by our stockholder, Dr. Terry, which houses our offices. The note provided rights to the holder to convert to Common Stock at the lesser of (i)$0.05 or (ii) 80% of the lowest market price for the Common Stock during the 20 trading days prior to La Jolla’s election to convert. We were required to prepare and file a registration statement as soon as practical. As settlement of litigation, the convertible note was replaced with a new 6-3/4% note due in April 2005 without conversion rights.

Warrants and Stock Options

            La Jolla Warrants

            In connection with the September 2002 La Jolla convertible note described above, we issued a three-year warrant to purchase shares of our Common Stock equal to ten times the number of shares issued to La Jolla pursuant to conversion of the note. The warrant was exercisable at an exercise price of the lesser of $0.05 or 80% of the lowest market price of the Common Stock during the 20 trading days prior to the holder’s election to exercise. In settlement of litigation, the warrants were cancelled and replaced with new warrants.

            The new warrants are pursuant to a two-year warrant agreement for the purchase of 10,000,000 shares of our Common Stock, exercisable before October 22, 2005 at a price equal to the greater of (a) 85% of the average of the five lowest volume weighted average prices in the prior 20 trading days before the date of exercise, or (b) $0.25 per share.  Even though the settling parties referred to this document as a "warrant", La Jolla agreed that (subject to the terms and conditions of such "warrant") La Jolla will exercise such "warrant" if and when (a) the market price of our Common Stock pursuant to the above formula equals $0.29 or more per share, (b) La Jolla's "piggy-back" rights have been declared "effective" by the S.E.C., and (c) in an amount at least equal to 10% of the volume of our common shares that trade at a price of $0.29 or more per share, excluding block trades of 50,000 shares or more. La Jolla was granted "piggy-back" rights for the above 10,000,000 shares on any Registration Statement that we file with the S.E.C. prior to October 22, 2005.The number of shares of Common Stock to be received by La Jolla upon exercise, of the warrants is limited such that upon any such exercise, La Jolla shall not beneficially own more than 9.9% of the then outstanding shares of Common Stock.

            Consultants’ Options

            In September 2003, the Company granted options to two individuals, pursuant to consulting agreements to purchase 3,208,334 and 3,208,333 shares of common stock, for a total of 6,416,667 shares. The options are scheduled to expire on March 5, 2004 and give the right to purchase shares of Common Stock at exercise prices of $0.10 to $0.25, or an average of $0.1558 per share. The number of shares which may be acquired upon exercise of the warrants is limited, so that neither one of the individuals may beneficially own 10% or more of our outstanding shares. In February 2004, each of the individuals exercised their options for 1,250,000 at $0.10 for a total 2,500,000 shares for $250,000.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of operations for the Fiscal Years Ending October 31, 2003 and October 31, 2002

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

             In the fiscal year ending October 31, 2003, we had incidental sales in the nominal amount of $41,541. This compares to the nominal sales of $11,986 in the fiscal year ended October 31, 2002. Our sales were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations within Florida to attract national and regional advertisers.

Expenses

            Selling, general and administrative expenses for the fiscal year ended October 31, 2003 increased $207,667 or 40.6% to $719,408 from $511,741 in fiscal year 2002. During this same period, interest expense increased $27,893 or 160.3% to $38,608 from $10,715 in fiscal year 2002. The increase in selling, general and administrative expenses resulted primarily because of a $72,089, or 124.2%, increase of the expense for sales and production personnel, from $58,016 in fiscal 2002 to $131,105 in fiscal 2003. Also legal expenses increased nearly ten fold from $5,050 to $51,648. Most of the increase in legal expenses resulted from the La Jolla Cove litigation. Also included in the expenses for the 2003 year are professional consulting services paid for with the issuance of our Common Stock, valued at $140,260 which represents an increase of $74,310 or 126.7% from the previous year’s expense of $65,950. Included in the selling, general and administrative expenses, for the fiscal year 2003 is the salary of our president and chief executive officer, Mr. Gordon Scott Venters, in the amount of $133,000 of which $40,165 remained unpaid at October 31, 2003. Mr. Venters, during the year, exchanged $75,000 of unpaid salary owed to him for shares of our Series B Convertible Preferred Stock.

            The significant increase in interest expense resulted from the La Jolla debt being outstanding for the entire year and the new Terry convertible note payable accruing interest for part of the year. In fiscal 2002, the La Jolla debt was outstanding for less than one month. Depreciation expense, for fiscal year 2003, at $8,000, was approximately the same as in the prior fiscal year.

Income Tax Expense (Benefit)

            We have substantial net operating loss carry-forwards, which may be used to offset operating profits in the future. In the periods covered by this report, there was no income tax expense or benefit reported on our financial statements.

Losses

            Our net loss before taxes for fiscal year 2003 increased 40.4% to $716,475 from $510,470 in fiscal year 2002. This increase in the loss before taxes of $206,005 was primarily the result of an increase of selling, general and administrative expenses of $207,657 and an increase of interest expense of $27,883.

            We believe that our business model, which is dependent upon revenues from advertisers, may provide for a significant reduction in losses for the year ending October 31, 2004. There can be no assurance that we will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future. The viability of our business plan necessitates that we contract with a sufficient number of locations within the state of Florida to attract national and regional advertisers. To reach this critical threshold will require adequate funding to familiarize our network to prospective bar and nightclub owners and potential national, regional and substantial local advertisers. We also must have adequate funding to engage sales and production personnel to reach that level or critical mass of locations needed to attract advertisers. Without the required funding, we will not be able to increase the number of locations and, consequently, we will be unable to secure the necessary advertisers.

Loss per Share

            The loss per share of Common Stock was $0.05 in fiscal 2003 and $0.07 in fiscal 2002. The "basic net loss per share" is computed by dividing the net loss, by the weighted average common shares outstanding. In fiscal 2003, the weighted average of outstanding Common Shares which includes the weighted average number of Common Shares into which the Preferred Stock is convertible was 13,827,105 compared to 7,533,772 in fiscal year 2002.

Impact of Inflation

            It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

            We did not generate cash from operations in the period November 1, 1999 through October 31, 2003. In fact, our operating activities consumed cash of $343,874 in the fiscal year ended October 31, 2003 and $368,614 in the fiscal year ended October 31, 2002.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During fiscal year 2003, our financing activities provided total funds of $191,500. Similarly, our financing activities provided total funds of $517,667 for fiscal year 2002.

            We have funded our cash needs during the last two fiscal years through the issuance of our Common Stock and convertible debentures and notes, for cash. We also used our Common Stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next 12 months through the sale of additional shares of our Common Stock and/or convertible securities and the possible exercise of outstanding options and warrants. After filing this Form 10-KSB annual report, we plan to file a registration statement on Form SB-2, which, when deemed effective, would permit the exercise of the La Jolla warrants. In order to support our existing and proposed operations, financing will be necessary. However, there is no guarantee that we will be able to raise additional funds from borrowing, the sale of our securities or the exercise of warrants.

Capital Expenditures

            The only significant capital expenditure we expect to make in the upcoming year is for video monitors to be placed in the clubs, bars and taverns that receive and transmit our programming.

ITEM 7 - FINANCIAL STATEMENTS

            Our audited financial statements for the fiscal years ended October 31, 2003 and October 31, 2002 follow Item 14, beginning at  page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            We have not changed our accountant nor have we had disagreements with him on accounting or financial disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

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

(b) Changes in internal controls.

            Not applicable.

ITEM 9 -  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

            The following is a list of our directors, executive officers, control persons, and significant employees, their respective ages and the positions they hold with us.

Name	Age	Positions

Gordon Scott Venters	42	Director, chief executive officer and president
Todd Nugent	45	Director

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

Gordon Scott Venters, our president and chief executive officer has specialized in the entertainment industry, including the financing, management and production of films, videos and recordings, for over 18 years. Mr. Venters has served as our director from March 15, 1994 to May 19, 1995 and from December 9, 1996 to the present. From May 19, 1996 until December 9, 1996, he served as president and a director of Quantum Entertainment Company in Los Angeles. From 1990 to 1993, Mr. Venters served as the president and chief executive officer of Flash Entertainment, Inc., an independent feature film company and predecessor of our company, during which time he was the executive producer of the feature film "No More Dirty Deals" and five music videos. From 1989 to 1990, Mr. Venters was the executive producer of two full-length feature films, "Shakma" and "Shoot." Mr. Venters has also been a financial advisor and a registered stockbroker with F.D. Roberts Securities from 1987-1989 and Prudential-Bache Securities, Inc.

Todd Waddell Nugent, a private real estate investor for more than the past five years has served as a director on our board since 1996, served as our chief executive officer from July 17, 1996 to December 9, 1996 and as the president of our company's Entertainment Film Partners division from December 9, 1996 to February 17, 1997, when the division was eliminated. Mr. Nugent had previously been chief executive officer of StraDigi Telecommunications, Inc., a telecommunications group and Multi-Channel Video Programming, Inc., a point-of-purchase television company that he had co-founded. Mr. Nugent, a former stock broker, received his B.A. degree in Business Management from Eckerd College.

AUDIT COMMITTEE

            We do not have an audit committee. Our entire Board of Directors serves as our audit committee. As we add directors to our board, we plan to consider the formation of an audit committee. We have no other committees of the Board of Directors.

COMPENSATION OF DIRECTORS

            Members of our board of directors receive, on an annual basis, shares of our Common Stock, as payment for services. In fiscal years 2003 and 2002, directors Gordon Scott Venters and Todd Nugent each received 50,000 shares, valued at $1,250 in 2003 and $1,750 in 2002. Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at board meetings.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

            Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Gordon Scott Venters, Todd Nugent and Dr. Harold Terry had not filed all required Forms 3, 4 and 5 in a timely manner.  We have been advised, by them, that all required forms have been filed as of the date of this annual report.

CODE OF ETHICS

            We have adopted a Code of Ethics for all of our employees, directors and officers. It is available for viewing at our website, www.magicmedia.com.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

            The following table provides summary information for the fiscal years 2003, 2002 and 2001 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Gordon Scott Venters, our president and chief executive officer. No other officer earned more than $100,000 during the period.

Summary Compensation Table
		Annual Compensation			Awards	Payouts

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

Gordon Scott Venters, President and Chief Executive Officer	2001	$133,000	0	0	0	0	0
	2002	133,000	0	0	0	0	0
	2003	133,000	0	0	0	0	0

            Mr. Gordon Scott Venters, as a member of our board of directors, receives, on an annual basis, shares of our Common Stock. In each of fiscal years 2003 and 2002, he received 50,000 shares, valued at $1,250 in 2003 and $1,750 in 2002. He did not receive compensation as a director in the fiscal year ended October 31, 2001.

Employment Agreements

            Mr. Gordon Scott Venters is employed as the Company's president and chief executive officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, September 30, 2000, Mr. Venters had, with the approval of the Board of Directors, continued in his positions with our company and his salary accrued at the same level as in the last year of the agreement. The agreement has been formally extended until October 31, 2004 at a salary of $133,000 per year.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information concerning the ownership of our Common Stock and Series A and Series B Preferred Stock as of February 11, 2004, with respect to: (i) each person known to us to be the beneficial owner of more than 5 percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of February 11, 2004, there were: 20,638,698 shares of Common Stock; 5,576,923 shares of Series A Preferred Stock; and 3,750,000 shares of Series B Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into one-tenth (0.1) of a share of Common Stock and each share of Series A Preferred Stock has the equivalent voting rights of four-tenths (0.4) of a share of Common Stock. Each share of Series B Preferred Stock is convertible into one share of Common Stock and has the equivalent voting rights of four shares of Common Stock.

            We believe that all persons named in the table have sole voting and investment power with respect to all shares shown as being owned by them.

            Under securities laws, a person is considered to be the beneficial owner of securities owned by him, his spouse and others to whom the law attributes ownership, as well as securities that can be acquired by him within 60 days from the date of this report, including shares which may be acquired upon the exercise of options, warrants or convertible securities.  We determine a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this report, have been exercised or converted.

Name and Address of Beneficial Owner and Relationship to the Company	Class Common	Percent	Series A Pfd. (Percent)	Series B Pfd. (Percent)	Total Common including Shares which may be acquired within 60 days	Combined Percent

Gordon Scott Venters 530 N. Federal Highway Fort Lauderdale, FL 33301 President and Director	62,724	0.3%	5,576,926 (100%)	3,750,000 (100%)	4,370,417(1)	17.5%	(1)

Todd Nugent 23190 Coconut Shores Dr. Bonita Springs, FL 34134 Director	83,050	0.4	0	0	83,050	0.4

Dr. Harold K. Terry 600 NE 55th Terrace Miami, FL 33137 Beneficial Owner of more than 5% of Class	7,425,473	36.0	0	0	7,981,028(2)	37.7	(2)

La Jolla Cove Investors 7817 Herschel Avenue, Suite 200 La Jolla, California 92037 Beneficial Owner of more than 5% of Class	0	0	0	0	2,267,737(3)	9.9	(3)

James Chincholl 8682 N. Sundown Trail Parker, CO 80134 Beneficial Owner of more than 5% of Class	2,050,577	9.9	0	0	2,065,346(4)	10.0	(4)

Norman J. Gross 249 Van Dorn St. Alexandria, VA 22304 Beneficial Owner of more than 5% of Class	2,018,900	9.8	0	0	2,068,866(5)	10.0	(5)

Directors and Executive Officers as a group (-2-persons)	165,774	0.7%	5,576,926 (100%)	3,750,000 (100%)	4,453,467(1)	17.9%	(1)

(1) Includes 557,693 shares issuable upon conversion of our Series A Preferred stock and 3,750,000 shares issuable upon conversion of our Series B preferred stock.

(2) Includes 555,555 shares which may be issued upon the conversion of $200,000 - 6% convertible promissory notes. Assumes a conversion price of $0.36 per share, which is the average share price of the five days prior to the date of this report. Depending on the actual five-day average price prior to conversion, as many as 4,000,000 shares may be required to be issued upon conversion.

(3) Represents shares issuable upon exercise of warrants to purchase an aggregate of 10,000,000 shares.  Under the terms of the agreement with La Jolla Cove, La Jolla is not permitted to exercise warrants if such issuance would result in the holder becoming the beneficial owner of more than 9.9% of our outstanding Common Stock.

(4) Includes 14,769 shares which are permissible to be issued upon exercise of options. Mr. Chincholl holds options to acquire up to 1,958,333 shares; however under the terms of our agreement with Mr. Chincholl, he is not permitted to exercise options if such exercise would result in his becoming the beneficial owner of 10% or more of our outstanding Common Stock.

(5) Includes 49,966 shares which are permissible to be issued upon exercise of options. Mr. Gross holds options to acquire up to 1,958,334 shares; however under the terms of our agreement with Mr. Gross, he is not permitted to exercise options if such exercise would result in his becoming the beneficial owner of 10% or more of our outstanding Common Stock.

Changes in Control

            There are currently no arrangements in place that will result in a change in control of our company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

            On October 29, 2003, Gordon Scott Venters received 2,500,000 shares of the Company’s Series B Preferred Stock in exchange for the elimination of $75,000 of accrued salaries. The shares were valued at $0.03 per share which approximated the market value as of the date of issuance. In July 2002, Mr. Venters received, in exchange for $75,000 of unpaid salary, 1,250,000 shares of Series B Preferred Stock, valued at $0.06 per share, the approximate market value at the date of issuance. As of October 31, 2003 and October 31, 2002, Gordon Scott Venters was owed, for accrued salaries, $40,165 and $30,569, respectively, pursuant to his employment agreement described above in Item 10 Executive Compensation -Employment Agreements.

            On July 10, 2003, the Company issued 50,000 shares of restricted Common Stock to Gordon Scott Venters and 50,000 shares to Todd Nugent. The shares were issued for their service as directors and were valued at $1,250 to each, for a total of $2,500 or $0.025 per share, which approximated the market value at the date of issuance. On October 6, 2003, the Company issued 200,000 shares of restricted Common Stock to John M. Venters, the father of Gordon Scott Venters, for architectural services valued at $8,000. The stock was valued at $0.04 which approximated market at the date of issuance. The shares were acquired for investment.

            Dr. Harold Terry, the owner of more than 25% of the Company’s common stock, acquired 2,250,000 shares of Common Stock from the Company during the year ended October 31, 2003 for cash consideration of $31,500. In fiscal year 2002, Dr. Terry assumed the Company’s contractual obligation to acquire the building housing the Company’s office facilities when the Company was unable to obtain financing to complete the transaction. He acquired the building for $480,000 and agreed to continue to lease the building to the Company on a month-to-month basis at $4,500 per month. During fiscal year 2003, the Company paid Dr. Terry $9,000 for rent and, with Dr. Terry’s consent, an additional $45,000 was accrued but not paid. In addition, Dr. Terry consented to the use of the property as collateral for the $300,000 La Jolla promissory note.

            Also, on April 15, 2003, the Company issued to Dr. Terry a 6% one-year promissory note for $100,000. On October 12, 2003, the Company issued an additional 6% promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and the balance subsequent to year-end. The notes, including any accrued interest, are convertible, at the holder’s option, into Common Stock at the average closing price of the Company’s Common Stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. The interest on the notes is due at maturity. As of October 31, 2003, accrued interest payable to Dr. Terry was $3,304.

            Also, subsequent to the end of fiscal 2003, on December 15, 2003, Dr. Terry acquired 2,500,000 additional shares of Common Stock for $250,000 cash.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1(a)	Articles of Incorporation*****
3.1(b)	Articles of Amendment dated October 2, 2001***
3.1(c)	Articles of Amendment dated April 9, 2002*
3.1(d)	Designation of Series A Convertible Preferred Stock***/****
3.1(e)	Designation of Series B Convertible Preferred Stock**
3.1(f)	Articles of Amendment dated February 25, 1992*****
3.1(g)	Articles of Amendment Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated October 29, 2003*******
3.2	Bylaws*****
10.1	Warrant to Purchase Common Stock dated October, 2003*******
10.1(a)	Letter of Clarification of Warrant
10.2	Promissory Note to La Jolla Cove Investors, Inc. dated October, 2003*******
10.3	Chincholl Consulting Agreement dated September 2003******
10.3(a)	Chincholl Stock Option Agreement under Consulting Agreement dated February 2004
10.4	Gross Consulting Agreement dated September 2003******
10.4(a)	Gross Stock Option Agreement under Consulting Agreement dated February 2004
10.5	Convertible Promissory Note to Harold K. Terry dated April 2003********
10.6	Convertible Promissory Note to Harold K. Terry dated October 2003
10.7	Strategic Alliance Agreement with UTEK Corporation. dated November 2003
21.0	Subsidiaries of Registrant
31.1	Certification -18 USC 1350 Section 302
32.1	Certification -18 USC 1350 Section 906
*	incorporated by reference to our report on Form 8-K dated April 16, 2002
**	incorporated by reference to our report on Form 8-K dated July 15, 2002
***	incorporated by reference to our report on Form 8-K dated October 1, 2001
****	incorporated by reference to our report on Form 8-K dated March 23, 2001
*****	incorporated by reference to our filing on Form 10-SB dated July 7, 2000
******	Incorporated by reference to our S-8 filing of September 5, 2003
*******	Incorporated by reference to our report on Form 8-K dated October 31, 2003
********	Incorporated by reference to our report on Form 10-QSB dated June 20, 2003

(b) Reports on Form 8-K

            On October 31, 2003, we reported the settlement of litigation; issuance of warrants; and issuance of preferred stock in payment of accrued officer’s salaries.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The only professional services rendered by Michael F. Cronin, CPA to the Company for the fiscal years ended October 31, 2003 and October 31, 2002 were audit services, the fees for which were $5,000 and $4,000 respectively. Michael F. Cronin, CPA did not provide audit-related services, tax services or other services during either fiscal year.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 12, 2004	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer and Director

February 12, 2004		/s/ Todd Nugent

Todd Nugent, Director

MAGIC MEDIA NETWORKS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditor's Report	F-2
Financial Statements:
Consolidated Balance Sheets as of October 31, 2003 and October 31, 2002	F-3
Consolidated Statements of Operations for the Years Ended October 31, 2003 and October 31, 2002	F-4
Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended October 31, 2003 and October 31, 2002	F-5
Consolidated Statements of Cash Flows for the Years Ended October 31, 2003 and October 31, 2002	F-6
Notes to Consolidated Financial Statements	F-7

Michael F. Cronin
Certified Public Accountant
 687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Magic Media Networks, Inc.
Fort Lauderdale, Florida

I have audited the accompanying consolidated balance sheets of Magic Media Networks, Inc. and subsidiaries (the "Company") as of October 31, 2003 and October 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magic Media Networks, Inc. and subsidiaries as of October 31, 2003 and October 31, 2002 and the results of its operations, its cash flows and changes in stockholders' deficit for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred total operating losses in the last two fiscal years through October 31, 2003 of $1,226,945. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. Its plan is included in Note 10 of the financial statements. The Company has primarily funded its operations through the sale of its common stock and proceeds of debt borrowings. There can be no assurance that the Company will be able to do so in the future, and, if so, provide it with sufficient capital and on terms favorable to the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise from the outcome of these uncertainties.

January 5, 2003

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets

	October 31, 2003	October 31, 2002

ASSETS

Current Assets:
Cash and Cash Equivalents	$25,658	$195,085
Prepaid Expenses	0	34,787

Total Current Assets	25,658	229,872

Property and Equipment – Net	27,525	20,277
Acquired Amortizable Intangible Assets	3,280	1,475

Total Assets	$56,463	$251,624

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and Accrued Expenses Payable	$106,917	$11,469
Payroll Taxes Payable	41,608	32,097
Accrued Officer's Salary under Employment Agreement	40,165	30,569
Convertible Notes Payable – Related Party	160,000	0
Convertible Note Payable – La Jolla Cove Investors (Old)	0	300,000

Total Current Liabilities	348,690	374,135

Note Payable- La Jolla Cove Investors (New)	300,000	0

Total Liabilities	648,690	374,135

Stockholders' Deficit:
Preferred Stock, Series A Convertible ($0.0001 par value)
5,576,923 Shares Authorized and Issued	250,000	250,000
Preferred Stock, Series B Convertible ($0.0001 par value)
3,750,000 Shares Authorized and Issued (1,250,000 in 2002)	150,000	75,000
Common Stock
40,673,077 ($0.0001 par value) Shares Authorized
14,684,698 Shares Issued (12,507,948 in 2002)	1,535,577	1,363,817

Deficit Accumulated since Quasi-reorganization October 31, 1999	(2,527,804)	(1,811,328)

Total Stockholders' Deficit	(592,227)	(122,511)

Total Liabilities & Stockholders' Deficit	$56,463	$251,624

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations
	Year Ended
	October 31, 2003	October 31, 2002

Net Sales	$41,541	$11,986

Selling, General and Administrative Expenses	719,408	511,741
Interest Expense	38,608	10,715

Total Expenses	758,016	522,456

Net Loss before Income Taxes	(716,475)	(510,470)

Income Tax Expense	0	0

Net Loss	$(716,475)	$(510,470)

Basic Net Loss per Share	$(0.05)	$(0.07)

Weighted Average Common Share Equivalent Outstanding	13,827,105	7,533,772

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC. Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance October 31, 2001	4,286,519	$1,102,199	5,576,923	$250,000	-	$0	$(1,300,858)	$51,341

Shares Issued for Cash	650,000	86,667
Shares Issued for Services and Other	1,805,000	65,950
Shares Issued in Payment of Note	700,000	45,000
Shares Issued Upon Conversion of Debt	2,221,429	64,000
Shares Issued for Accrued Officer's Salaries					1,250,000	75,000
Net Loss for Year Ended October 31, 2002							(510,470)

Balance October 31, 2002	9,662,948	1,363,817	5,576,923	250,000	1,250,000	75,000	$(1,811,328)	(122,511)

Shares Issued for Cash	2,250,000	31,500
Shares Issued for Services and Other	2,771,750	140,260
Shares Issued for Accrued Officer's Salaries					2,500,000	75,000
Net Loss for Year Ended October 31, 2003							(716,475)

Balance October 31, 2003	14,684,698	$1,535,577	5,576,923	$250,000	3,750,000	$150,000	$(2,527,804)	$(592,227)

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows
	Year Ended
	October 31, 2003	October 31, 2002

Operating Activities:
Net Loss	$(716,475)	$(510,470)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	8,000	7,000
Stock Issued for Services	215,260	140,950
Increase in Payables and Accrued Expenses	114,555	28,693
Increase (Decrease) in Other Operating Assets	34,786	(34,787)

Cash Used by Operating Activities	(343,874)	(368,614)

Financing Activities:
Proceeds from Issuance of Common Stock	31,500	131,667
Proceeds from Convertible Note (Old) - La Jolla Cove	0	300,000
Proceeds from Convertible Debentures	0	50,000
Proceeds Convertible Note –Related Party	160,000	0
Repayment of Advances to Related Parties	0	50,000
Payment of Convertible Debentures	0	(14,000)

Cash Generated by Financing Activities	191,500	517,667

Investing Activities:
Acquisition of Fixed Assets	(15,248)	(11,351)
Acquisition of Amortizable Intangible Assets	(1,805)	(1,475)

Cash Consumed by Investing Activities	(17,053)	(12,826)

Increase (Decrease) in Cash	(169,427)	136,227
Cash and Cash Equivalents-Beginning	195,085	58,858

Cash and Cash Equivalents-Ending	$25,658	$195,085

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC.

Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2003 and October 31, 2002

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Magic Media Networks, Inc. and its subsidiary, Bar TV, Inc., for the year ended October 31, 2003 and its subsidiary Cybars, Inc. for the year ended October 31, 2002. All significant inter-company account balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Quasi-Reorganization

As of October 31, 1999, the Company concluded its period of reorganization by reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its October 31, 1999 balance sheet as a "quasi-reorganization", pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in-capital. From November 1999 forward, the Company has recorded net income (and net losses) to retained earnings and (accumulated deficit).

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Summary of Significant Accounting Policies (Cont'd)

Revenue Recognition

The Company derives its revenue from the sale of advertising on its network and the production of commercials. Revenue is recognized when the Company has substantially completed its performance obligations.

Stock Based Compensation

Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," allows companies to account for stock-based compensation either under the new provisions of SFAS 123 or using the intrinsic value method provided by Accounting Principles Board Opinion No.25 ("APB 25"), "Accounting for Stock Issued to Employees", but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS had been adopted.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

As of November 1, 2002, the Company adopted the fair value method of accounting for employee stock options contained in Statement of Financial Standards No.123 ("SFAS No. 123") "Accounting for Stock-Based Compensation," which is considered the preferable method of accounting for stock-based employee compensation. Prior to the change, the Company accounted for employee stock options using the intrinsic value method of APB 25. During the transition period, the Company will be utilizing the prospective method under SFAS No.148 "Accounting for Stock-Based Compensation-Transition and Disclosures." All employee stock options granted subsequent to November 1, 2002 will be expensed over the stock option vesting period based on fair value, determined using the Black-Scholes option-pricing method, at the date the options were granted.

Prior to November 1, 2002, the Company had applied the "disclosure only" option of SFAS No. 123 for employee stock options. Accordingly, no compensation cost has been recognized for stock options granted prior to November 1, 2002.

There was no impact on the consolidated financial statements for the fiscal year ended October 31, 2003, since no employee stock options were granted during that period.

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2003. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

Earnings per Common Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the previous "primary" and "fully diluted" earnings per share with "basic" and "diluted" earnings per share. Unlike "primary" earnings per share that included the dilutive effects of options, warrants and convertible securities, "basic" earnings per share reflects the actual weighted average of shares issued and outstanding during the period. "Diluted" earnings per share are computed similarly to "fully diluted" earnings per share. In a loss year, the calculation for "basic" and "diluted" earnings per share is considered to be the same as the impact of potential common shares is anti-dilutive. For purposes of computing weighted average common shares, the shares of Series A and Series B Preferred shares are included as common stock equivalents.

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

Selected Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishments of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. The adoption of SFAS No. 146 has had no impact on our financial position or results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions," was issued in December 2002 and is not expected to apply to our current or planned activities.

In December 2002, the FASB approved SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." We have adopted FAS 148 and made the appropriate transition disclosure in Stock Based Compensation, above.

In April 2003, the FASB approved SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is not expected to apply to our current or planned activities.

In June 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is not expected to have an effect on our financial position, results of operations, or cash flows.

MAGIC MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2003 and October 31, 2002

1. The Company:

Magic Media Networks, Inc. (the "Company") is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. By amendment of its certificate of incorporation, the Company's name was changed in 1999 to Magicinc.com and in April 2002 its name was changed to its current title. Through the period ended October 31, 1999, the Company devoted substantially all its efforts to reorganizing its financial affairs and settling its debt obligations. During the fiscal years ended October 31, 2001 and October 31, 2000, the Company was engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, the Company redirected its business focus to the development of a private television network, in high traffic locations such as bars and nightclubs. During the development process, the Company has received incidental revenue from the sale of advertising and the production of commercials. During fiscal year 2003, the Company conducted some of its operations through its wholly owned subsidiary, Bar TV, Inc., a Florida corporation which was formed on November 1, 2002. The 2003 consolidated financial statements include the operations of Bar TV, Inc.

2. Income Taxes:

The Company has approximately $6,500,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2022. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	Oct. 31, 2003	Oct. 31, 2002

Federal Deferred Tax Asset Relating to Net Operating Losses	$ 1,900,000	$ 1,700,000
State Deferred Tax Asset Relating to Net Operating Losses	325,000	275,000
Less: Valuation Allowance	(2,225,000)	(1,975,000)

Total Deferred Tax Asset	$ 0	$ 0

3. Commitments:

            Facilities

The Company leases from Dr. Harold Terry, on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities.

(Notes to Financial Statements Cont'd)

            Equipment Leases

The Company leases computer and television and camera equipment for its operations. The leases are operating leases and generally are for a term of 48 months.

Future lease commitments are as follows:

For the years ending October 31,
2004	$ 10,017
2005	10,017
2006	7,310
2007	1,602
Thereafter	--

$ 28,946

            Employment Agreements

Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, September 30, 2000, Mr. Venters has, with the approval of the Board of Directors, continued in his positions with the Company and his salary has continued to accrue at the same level as in the last year of the agreement. The employment agreement has been renewed to October 31, 2004. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through October 31, 2003 and October 31, 2002. The amounts owing on those dates were $ 40,165 and $30,569, respectively.

4. Notes Payable

            Convertible Notes Payable – Dr. Terry

On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note due April 15, 2004. On October 12, 2003, the Company issued an additional promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share.

            Note Payable (New) – La Jolla Cove Investors, Inc.

On October 23, 2003, as part of a legal settlement, a new promissory note for $300,000 was issued with the maturity date extended to April 24, 2005. The interest rate was reduced to 6-3/4% with all interest, including amounts previously accrued, to be paid at maturity rather than monthly.  Also, the right to convert to common stock was eliminated. The new promissory note continues to be secured by a real estate mortgage on property owned by Dr. Terry as provided by the original convertible promissory note dated September 24, 2002.

5. Stockholders' Equity:

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

            Stock Issued for Cash

The Company issued 2,250,000 shares of common stock for $31,500 in fiscal year 2003 and 650,000 shares of common stock for $86,667 in fiscal year 2002.

            Stock Issued in Exchange for Short-term Note Payable

In fiscal year 2002, the Company issued 700,000 shares of common stock in full payment of a short-term note in the amount of $45,000. No shares were issued in fiscal year 2003 in exchange for notes payable.

            Stock Issued upon Conversion of Debentures

During fiscal year 2002, the Company issued 2,221,429 shares of common stock upon conversion of $64,000 principal amount of Series A convertible debentures. No shares were issued in fiscal year 2003 for conversion of debentures.

            Stock Issued for Services

During fiscal year 2003, the Company issued 2,771,750 shares for services valued at $140,260 which included 2,000,000 shares, pursuant to two short-term consulting agreements executed in September 2003, valued at $0.06 per share. The entire $120,000 was charged to consulting expense in the year ended October 31, 2003.  In fiscal year 2002 the Company issued shares for services and other expenses valued at $65,950, which approximated market value.

            Common Stock Options and Warrants

In September 2003, the Company granted options to two individuals, pursuant to consulting agreements to purchase 3,208,334 and 3,208,333 shares of common stock, for a total of 6,416,667 shares. The options are scheduled to expire on March 5, 2004 and give the right to purchase shares of common stock at exercise prices of $0.10 to $0.25, or an average of $0.1558 per share. The number of shares of common stock to be received by each of the grantees of the options, upon exercise, is limited so that each would not beneficially own more than 9.9% of the then outstanding shares of common stock. Pursuant to the Black-Scholes valuation method, no expense was recorded.

Disclosure Summary	Shares	Weighted Average
		Exercise Price	Fair Value

Balance 11/1/02	*	-	-
Granted	16,416,667**	$0.21	$0.00
Exercised or Lapsed	*	-	-
Balance 10/31/03	16,416,667**	$0.21	$0.00

*La Jolla Cove Warrants-Old, which were of an indeterminate number and exercise price, were cancelled and replaced by 10,000,000 La Jolla Cove Warrants-New (exercisable at a minimum of $0.25 per share) included in warrants and options granted during fiscal year ended 10/31/03.

Summary of Options and Warrants Outstanding at 10/31/03

Options and Warrants Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Months	Weighted Average Exercise Price

$0.10- $0.25	16,416,667	16.1	$0.21

Preferred Stock

            Series A Preferred Stock

The Series A Preferred Stock is identical to the Common Stock except that each share of Series A Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. After October 12, 2001, the effective date of the 1-for-10 reverse split of the common stock, each share of the Series A Preferred Stock is convertible into one-tenth of a share of the Company's (post-reverse split) common stock. As of October 31, 2003, the Series A Preferred Stock was convertible into 557,693 shares of common stock.

            Series B Preferred Stock

On July 15, 2002, the Company issued 1,250,000 shares of Series B Preferred Stock to its president and chief executive officer, Gordon Scott Venters, in exchange for the elimination of $75,000 of debt owed for accrued salaries. The shares were valued at $0.06 per share, which was the average price of the common stock at the time of issuance.

On October 29, 2003, the Company issued an additional 2,500,000 shares of Series B Preferred Stock to Gordon Scott Venters in exchange for the elimination of $75,000 of debt owed for accrued salaries. The shares were valued at $0.03 per share, which was the average price of the common stock at the time of issuance.

The Series B Preferred Stock has the same rights as the Series A Preferred Stock except that each share of Series B Preferred Stock is convertible into one share of common stock. As of October 31, 2003, the class of Series B Preferred Stock is convertible into a total of 3,750,000 shares of common stock.

(Notes to Financial Statements Cont'd)

            La Jolla Convertible Note (Old) and Warrants (Old)

On September 24, 2002, the Company entered into a securities purchase agreement with La Jolla Cove Investors, Inc. ("La Jolla") and issued a $300,000 convertible note with a maturity date of September 24, 2004 and bearing a stated interest rate of 7-3/4%, payable monthly. On October 15, 2002 the Company received cash proceeds of $265,000 representing $300,000 principal, less $35,000 for withheld expenses; $5,000 for the lender's counsel and $30,000 for deferred registration expenses. The note was secured by a $300,000 mortgage on the building owned by Dr. Harold Terry, which houses the Company's offices. (Please see Note 7-Related Party Transactions). The note was convertible into common stock at the option of La Jolla at the lesser of (i)$0.05 or (ii) 80% of the lowest market price for the common stock during the 20 trading days prior to La Jolla's election to convert. The Company agreed to file a registration statement registering the underlying shares. As part of this transaction, the Company issued a three-year warrant to purchase shares of its common stock equal to ten times the number of shares issued to La Jolla pursuant to conversion of the note. The exercise price formula was the same as the conversion terms of the convertible note. The number of shares of common stock to be received by La Jolla upon conversion of the note and exercise of the warrants was limited so that La Jolla would not beneficially own more than 10% of the then outstanding shares of common stock.

After settlement of litigation, the Company and La Jolla agreed to revised terms of the Promissory Note and Warrants (Please see below- La Jolla Promissory Note (New); New La Jolla Warrants (New).

            La Jolla Promissory Note (New)

On October 23, 2003, as part of a legal settlement, the Company and Dr. Terry dismissed their lawsuits against La Jolla and others and agreed to modify the terms of the La Jolla Convertible Note (Old) and Warrants (Old).

A new promissory note for $300,000 was issued with the maturity date extended to April 24, 2005. The interest rate was reduced to 6-3/4% with all interest, including amounts previously accrued, to be paid at maturity rather than monthly.  Also, the right to convert to common stock was eliminated. The new promissory note continues to be secured by a real estate mortgage on property owned by Dr. Terry as provided by the original La Jolla Convertible Promissory Note (Old).

            La Jolla Warrants (New)

As an additional provision of the settlement agreement described above, La Jolla entered into a two-year warrant agreement for the purchase of 10,000,000 shares of the Company's common stock, exercisable before October 22, 2005 at a price equal to the greater of (a) 85% of the average of the 5 lowest volume weighted average prices in the prior 20 trading days before the date of exercise, or (b) $0.25 per share.  Although the settling parties referred to this document as a "warrant", La Jolla agreed that (subject to the terms and conditions of such "warrant") La Jolla will exercise such "warrant" if and when (a) the market price of our common stock pursuant to the above formula equals $0.29 or more per share, (b) La Jolla's "piggy-back" rights have been declared "effective" by the S.E.C., and (c) in an amount at least equal to 10% of the volume of the common shares that trade at a price of $0.29 or more per share, excluding block trades of 50,000 shares or more. La Jolla was granted "piggy-back" rights for the above 10,000,000 shares on any Registration Statement that the Company files with the S.E.C. during a period of two (2) years from the execution date of the Definitive Agreement. The number of shares of common stock to be received by La Jolla upon exercise of the warrants is limited so that La Jolla will not beneficially own more than 9.9% of the then outstanding shares of common stock.

6. Litigation

During fiscal year 2003, the Company settled all outstanding litigation including its lawsuits against La Jolla Cove Investors et al. The terms of the La Jolla settlement are included in Note 5 above, La Jolla Promissory Note (New) and La Jolla Warrants (New).

7. Related Party Transactions

On October 29, 2003, Gordon Scott Venters received 2,500,000 shares of the Company's Series B Preferred Stock in exchange for the elimination of $75,000 of accrued salaries. The shares were valued at $0.03 per share which approximated the market value as of the date of issuance. In July 2002, Mr. Venters received, in exchange for $75,000 of unpaid salary, 1,250,000 shares of Series B Preferred Stock, valued at $0.06 per share, the approximate market value at the date of issuance. As of October 31, 2003 and October 31, 2002, Gordon Scott Venters was owed, for accrued salaries, $40,165 and $30,569, respectively, pursuant to his employment agreement described above in Note 3 Commitments-Employment Agreement.

(Notes to Financial Statements Cont'd)

On July 10, 2003, the Company issued 50,000 shares of restricted common stock to Gordon Scott Venters and 50,000 shares to Todd Nugent. The shares were issued for their service as directors and were valued at $1,250 to each, for a total of $2,500 or $0.025 per share, which approximated the market value at the date of issuance. On October 6, 2003, the Company issued 200,000 shares of restricted Common Stock to John M. Venters for architectural services valued at $8,000. The stock was valued at $0.04 which approximated market at the date of issuance. The shares were acquired for investment.

Dr. Harold Terry, the owner of more than 25% of the Company's common stock acquired 2,250,000 shares of common stock, from the Company during the year ended October 31, 2003 for cash consideration of $31,500. In fiscal year 2002, Dr. Terry assumed the Company's contractual obligation to acquire the building housing the Company's office facilities when the Company was unable to obtain financing to complete the transaction. He acquired the building for $480,000 and agreed to continue to lease the building to the Company on a month-to-month basis at $4,500 per month. During fiscal year 2003, the Company paid Dr. Terry $9,000 and, with Dr. Terry's consent, an additional $45,000 was accrued but not paid.  In addition, Dr. Terry consented to the use of the property as collateral for the $300,000 La Jolla promissory note.

Also, on April 15, 2003, the Company issued to Dr. Terry a 6% one-year promissory note for $100,000. On October 12, 2003, the Company issued an additional 6% promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and the balance subsequent to year-end. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. The interest on the notes is due at maturity. As of October 31, 2003, accrued interest payable to Dr. Terry was $3,304.

Also, subsequent to the end of fiscal 2003, on December 15, 2003, Dr. Terry acquired 2,500,000 additional shares of common stock for $250,000 cash.

8. Supplemental Cash Flow Information:

Selected non-cash investing and financing activities are summarized as follows:

	2003	2002

Non-cash Equity Transactions:
Issuance of Common Stock to Retire Debt	$ 0	$ 45,000
Issuance of Common Stock upon Conversion of Debentures	0	64,000
Issuance of Preferred Stock to Retire Accrued Salary Payable to Officer	75,000	75,000

9. Subsequent Events:

In December 2003, the Company issued a total of 3,045,000 shares of restricted common stock; 2,500,000 of which were sold to Dr. Harold K. Terry for $250,000 cash, and 545,000 were issued to UTEK Corporation pursuant to a six-month technology advisory agreement valued at $60,000.

10. Ability to Continue as a Going Concern and Management Plan:

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