Form 10QSB
period 2004-01-31
MAGIC MEDIA NETWORKS INC
filed 2004-03-22
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

Applicable only to corporate issuers
As of March 19, 2004 (the most recent practicable date), there were 22,320,365 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

MAGIC MEDIA NETWORKS, INC. FORM 10-QSB TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 2	Changes in Securities and Use of Proceeds
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets
	January 31, 2004 (unaudited)	October 31, 2003

ASSETS

Current Assets:
Cash and Cash Equivalents	$198,616	$25,658
Prepaid Expenses	35,000	0

Total Current Assets	233,616	25,658

Property and Equipment - Net	40,669	27,525
Acquired Amortizable Intangible Assets	3,280	3,280

Total Assets	277,565	56,463

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and Accrued Expenses Payable	118,867	106,917
Payroll Taxes Payable	48,624	41,608
Accrued Officer's Salary under Employment Agreement	41,352	40,165
Convertible Notes Payable – Related Party	200,000	160,000

Total Current Liabilities	408,843	348,690

Note Payable- La Jolla Cove Investors (New)	300,000	300,000

Total Liabilities	708,843	648,690

Stockholders’ Deficit
Preferred Stock, Series A Convertible ($0.0001 par value)
5,576,923 Shares Authorized and Issued	250,000	250,000
Preferred Stock, Series B Convertible ($0.0001 par value)
3,750,000 Shares Authorized and Issued	150,000	150,000
Common Stock
40,673,077 ($0.0001 par value) Shares Authorized
18,138,698 Shares Issued (14,684,698 in 2003)	2,009,177	1,535,577
Deficit Accumulated since Quasi-reorganization October 31, 1999	(2,840,455)	(2,527,804)

Total Stockholders' Deficit	(431,278)	(592,227)

Total Liabilities and Stockholders' Deficit	$277,565	$56,463

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations

	Three Months Ended
	January 31, 2004 (unaudited)	January 31, 2003 (unaudited)

Net Sales	$18,831	$4,050

Selling, General and Administrative Expenses	322,068	136,747

Interest Expense	9,415	7,515

Total Expenses	331,483	144,262

Net Loss before Income Taxes	(312,652)	(140,212)

Income Tax Expense	0	0

Net Loss	$(312,652)	$(140,212)

Basic Net Loss per Share	$(0.02)	$(0.01)

Weighted Average Common Share Equivalent Outstanding	20,681,837	12,012,761

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows

	Three Months Ended
	January 31, 2004 (unaudited)	January 31, 2003 (unaudited)

Operating Activities:
Net Loss	$(312,652)	$(140,212)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	3,000	3,250
Stock Issued for Services	188,600	1,750
Increase in Payables and Accrued Expenses	20,153	26,805

Cash Used by Operating Activities	(100,899)	(108,407)

Financing Activities:
Proceeds from the Issuance of Common Stock	250,000	31,500
Proceeds Note Payable - Related Parties	40,000	0

Cash Generated by Financing Activities	290,000	31,500

Investing Activities:
Acquisition of Fixed Assets	(16,143)	(6,598)
Acquisition of Intellectual Property	0	(300)

Cash Used by Investing Activities	(16,143)	(6,898)

Increase (Decrease) in Cash	172,958	(83,805)
Cash and Cash Equivalents-Beginning	25,658	195,085

Cash and Cash Equivalents-Ending	$198,616	$111,280

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.

Notes to Interim Consolidated Financial Statements
January 31, 2004
(Unaudited)

Note 1 - Basis of Presentation

            The interim consolidated financial statements of Magic Media Networks, Inc. include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. The consolidated financial statements include the results of the Company’s wholly-owned subsidiary, Bar TV, Inc. which was incorporated in Florida on November 1, 2002.

Note 2 - Notes Payable

            Convertible Notes Payable – Dr. Terry

            On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note due April 15, 2004. On October 12, 2003, the Company issued an additional promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share.

            Note Payable (New) – La Jolla Cove Investors, Inc.

            On October 23, 2003, as part of a legal settlement, a new promissory note for $300,000 was issued with a maturity date of April 24, 2005. The promissory note is non-convertible and bears interest at 6-3/4% with all interest, including amounts previously accrued, to be paid at maturity. The new promissory note is secured by a $300,000 real estate mortgage on the land and building which is owned by Dr. Harold Terry and which houses the Company's offices.

Note 3 - Stockholders' Deficit

            Stock Issued for Cash

            During the three months ended January 31, 2004, the Company issued 2,500,000 shares of restricted common stock for $250,000 or $0.10 per share.

            Stock Issued for Services

            During the three months ended January 31, 2004, the Company issued a total of 954,000 shares of restricted common stock for services. Of the total, 545,000 shares were issued to UTEK Corporation, pursuant to a six-month technology advisory agreement entered into in November 2003. The shares were valued at the approximate market value at the time of the initial agreement, $60,000, of which $25,000 was charged to consulting expense in the quarter ended January 31, 2004 and the balance of $35,000 was recorded as prepaid consulting expense. We also issued 409,000 shares to nine individuals for services including business consulting, computer and web design and sales and office services. The 409,000 shares were valued at a total of $163,600, or $0.40 per share, which approximated market value at the date of issuance.

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

            In October 2003, La Jolla Cove Investors, Inc. entered into a two-year warrant agreement for the purchase of 10,000,000 shares of the Company's common stock, exercisable before October 22, 2005 at a price equal to the greater of (a) 85% of the average of the 5 lowest volume weighted average prices in the prior 20 trading days before the date of exercise, or (b) $0.25 per share.  Although the settling parties referred to this document as a "warrant", La Jolla agreed that (subject to the terms and conditions of such "warrant") La Jolla will exercise such "warrant" if and when (a) the market price of our common stock pursuant to the above formula equals $0.29 or more per share, (b) La Jolla's "piggy-back" rights have been declared "effective" by the S.E.C., and (c) in an amount at least equal to 10% of the volume of the common shares that trade at a price of $0.29 or more per share, excluding block trades of 50,000 shares or more. La Jolla was granted "piggy-back" rights for the above 10,000,000 shares on any Registration Statement that the Company files with the S.E.C. during a period of two years from the execution date of the Definitive Agreement. The number of shares of common stock to be received by La Jolla upon exercise of the warrants is limited so that La Jolla will not beneficially own more than 9.9% of the then outstanding shares of common stock.

Note 4 - Commitments

            Facilities

            The Company leases from a stockholder, Dr. H. K. Terry, on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities.

            Employment Agreements

            Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, September 30, 2000, Mr. Venters has, with the approval of the Board of Directors, continued in his positions with the Company and his salary has continued to accrue at the same level as in the last year of the agreement. The employment agreement has been renewed to October 31, 2004. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through January 31, 2004 and October 31, 2003. The amounts owing on those dates were $41,352 and $40,165, respectively.

Note 5 - Related Party Transactions

            In March and October 2001, Mr. Gordon Scott Venters received a total of 5,576,923 shares of Series A Preferred Stock in exchange for a total of $250,000 of salary owed to him. In July 2002 and October 2003, he received a total of 3,750,000 shares of Series B Preferred Stock, in exchange for a total of $150,000 of salary owed to him. As of January 31, 2004, the shares of Series A Preferred Stock are convertible into 557,693 shares of common stock and have the equivalent voting rights of 557,693 shares of common stock and the shares of Series B Preferred Stock are convertible into and have the equivalent voting rights of 3,750,000 shares of common stock. As of January 31, 2004 and October 31, 2003, Mr. Gordon Scott Venters was owed $41,352 and $40,165 for accrued, but unpaid, salary under his employment agreement, at those dates, respectively.

            Dr. Harold Terry, the owner of more than 25% of the Company’s common stock acquired 2,500,000 additional shares of common stock from the Company during the three months ended January 31, 2004 for cash consideration of $250,000. Dr. Terry, who assumed the Company’s contractual obligation to acquire the building housing its office facilities for $480,000, has continued to lease the building to the Company, on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Dr. Terry has also consented to the use of the property as collateral for the $300,000 La Jolla promissory note. On October 12, 2003, Dr. Terry advanced the Company $40,000. This was in addition to $160,000 previously advanced and described in Note 2- Notes Payable, Convertible Notes Payable – Dr. Terry. As of January 31, 2004 and October 31, 2003, the Company was indebted to Dr. Terry for accrued rent in the amounts of $58,500 and $45,000, respectively and accrued interest in the amounts of $6,157 and 3,304, respectively.

Note 6 - Ability to Continue as a Going Concern and Management Plan

            The Company’s financial statements have been prepared assuming that it will continue as a going concern. The Company has not had significant revenue in the ordinary course of its business. The lack of sales and recurring losses from operations raises substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is to seek further equity funding to allow it to pursue its business plan which involves the sale of advertising on the Company's advertising network and the possible acquisition of companies in related or unrelated businesses. To support its ongoing operations, additional financing must be obtained either through the sale of equity or debt.

Note 7 – Subsequent Events

            In February and March 2004, upon the exercise of stock options, the Company received $500,000 for which it issued a total of 4,166,667 shares of its common stock. The Company also extended, to April 2, 2004, the expiration date of the remaining 2,250,000 outstanding stock options.

            In March 2004, the Company issued 15,000 shares of its restricted common stock in connection with the acquisition of equipment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            Our current strategy is to continue our launch of the Bar TV Destination Television brand in the major metropolitan areas of Florida, and more specifically in the major entertainment districts and arteries of Florida. We plan to install and maintain monitors in a minimum of 20 premium high traffic destinations per entertainment district.

            We currently have a total of approximately 59 locations installed and broadcasting Bar TV on a daily basis in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We believe that this base of anchor locations has established our regional footprint in the Southeast Florida corridor which covers the highly populated and affluent counties of Palm Beach, Broward and Miami-Dade.

            We plan to now concentrate on extending our location base throughout Florida. We are targeting well-known, high-traffic and highly visible bars, taverns and nightclubs to broadcast our ads and content. We anticipate entering into agreements to install our Bar TV broadcast in a minimum of 20 premium destinations in each of the following areas; the Florida Keys (Key West), Central Florida (Orlando), Daytona Beach, Tampa, the Panhandle (Panama City), Tallahassee and Jacksonville.

            On March 5, 2004, we entered into an agreement with Orlando Sentinel Communications, a wholly owned subsidiary of Tribune Company, to launch Bar TV in Orlando. Orlando Sentinel Communications, under its OrlandoCityBeat.com brand, has agreed to provide the solicitation and sale of advertising on the Bar TV broadcast in the Greater Orlando area, including the counties of Orange, Seminole and Lake.

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

            We utilize as our backbone or core content, movie trailers from major motion picture studios, including Twentieth Century Fox and Sony Entertainment’s Columbia Pictures, highlighting upcoming releases. We “bumper” the filmed movie trailers with local, regional and national advertisements. Because of the live music, disk jockeys or juke boxes playing the audio in our locations, the broadcast is graphically intensive and without sound.

            Industry Background

            The point-of-purchase market with the out-of-home advertising business is currently estimated at $6 billion annually. The advertising industry is diverse and includes television, newspapers, magazines, radio, specialty media, the Internet, billboards, direct mail and telephone directories. Approximately $460 billion was spent on worldwide advertising in 2000, including over $240 billion in the United States alone.

            In recent years, non-traditional media, particularly digital technology, has brought an era of change, providing advertisers new forms and formats by which they can connect with and impact their target audience.  Many industry analysts believe that the relative importance of traditional advertising media will decrease as advertisers look for more creative solutions to reach consumers.

            Through our networks, we have created advertising distribution channels that permit advertisers to effectively reach their audience in an out-of-home environment. We intend to capture an increasing share of the total advertising market. We believe that point-of-purchase advertising networks appeal to both traditional in-home and out-of-home advertisers who today employ a broad range of advertising mediums.

            Network Program

            Our networks offer advertisers the ability to target specific demographics on a site-by-site basis. Placing monitors in high traffic venues such as sports bars, taverns and nightclubs increases exposure and ad impressions. The monitors are profiled based on specific characteristics of their audience, including age, gender, race and income. This allows us to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups.

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

            As we grow, we intend to license territories to individuals or corporations to sell the local, regional and national advertisements for their territory. We intend to operate the new locations and network broadcast remotely utilizing a “media box” consisting of a digital and still camera shipped to the location to capture the necessary location content and shipped back for editing. We then intend to mail back the edited broadcast with the new ads on a monthly basis. We plan to compensate any necessary sales force with a base salary and an incentive plan if we are unable to license the territories. If we are unable to operate the new territories remotely, it could have a substantial and adverse impact on our expansion and capital plan. We anticipate a regional marketing plan that will include print and direct mail and attendance at trade shows and a website which will feature all of the information necessary for media professionals to make an educated decision on media placement.

            Competition

            Competition for advertisers is intense. We will be competing with similar networks and also with radio, television and cable companies and other forms of advertising including newspapers, magazines, the Internet, direct mail and billboards. We believe that our strategy of offering advertising in bars, taverns and nightclubs provides particular advertisers with access to a select clientele at attractive rates with favorable brand recall and significant point-of-purchase potential. We expect to compete with these forms of advertising on the basis of price and our ability to reach potential customers at the point of purchase. A large number of companies that provide advertising in the point of purchase segment of the advertising industry and other sectors have significantly greater financial, marketing, technical and other resources than we have. Potential competitors may be able to devote greater resources to marketing promotional campaigns, adopt more aggressive pricing policies and devote more resources to technology than we can. Increased competition may reduce our market share and may require us to reduce advertising rates and therefore lower our operating margins. We may not be able to compete successfully against current and future competitors. There can be no assurances that we will be able to obtain the desired results from our business strategy or to be profitable.

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

Three months ended January 31, 2004 and three months ended January 31, 2003

Sales and Other Revenues

             In the three months ended January 31, 2004, we had incidental sales in the nominal amount of $18,031. This compares to nominal sales of $4,050 in the three months ended January 31, 2003. Our sales were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations within Florida to attract national and regional advertisers.

Expenses

            Selling, general and administrative expenses for the quarter ended January 31, 2004 were $322,068, which were $185,321 more than the $136,747 reported in the quarter ended January 31, 2003. Included in the 2004 quarter were expenses for consulting and other services in the amount of $188,600, which were $186,850 more than the $1,750 for web design services, which was our only expense paid for with stock, in the 2003 quarter. Interest expense for the quarter ended January 31, 2004, increased $1,900 to $ 9,415 from $7,515 in the comparable 2003 quarter. The increase in interest expense results primarily from the increase in principal balance of interest-bearing obligations.

Losses

            Our net loss, before taxes, in the January 31, 2004 quarter, increased $172,440 to $(312,652) from $(140,212) in the January 31, 2003 quarter. This increase in our net loss resulted primarily from the $185,321 increase of selling, general and administrative expenses and most of that increase of expenses can be attributed to the increase of $186,850 for consulting and other services which was paid for with stock in lieu of cash. Although we have substantial tax carryforwards, we have not reduced our net loss for the quarter by any tax benefit and, therefore, net loss before taxes and net loss after taxes are the same.

            We believe that our business model, which is dependent upon revenues from advertisers, may provide for a significant reduction in losses in the upcoming fiscal quarters. There can be no assurance that we will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future. The viability of our business plan necessitates that we contract with a sufficient number of locations within the state of Florida to attract national and regional advertisers. To reach this critical threshold will require adequate funding to familiarize our network to prospective bar and nightclub owners and potential national, regional and substantial local advertisers. We also must have adequate funding to engage sales and production personnel to reach that level, or critical mass of locations, needed to attract advertisers. Without the required funding, we will not be able to increase the number of locations and, consequently, we will be unable to secure the necessary advertisers.

Loss per Share

            The loss per share of common stock, in the fiscal quarter ended January 31, 2004, was $(0.0151), rounded to $(0.02) and $(0.0117), rounded to $(0.01) in the comparable quarter of fiscal 2003. The loss per share was computed by dividing the net loss, by the weighted average common and equivalent shares outstanding. In the fiscal 2004 quarter, the weighted average, which includes the weighted average number of common shares into which the preferred stock is convertible, was 20,681,837 compared to 12,012,761 in the fiscal 2003 quarter.

Impact of Inflation

            It is our opinion that inflation has had only a negligible effect on our operations in the past several years.

LIQUIDITY AND CAPITAL RESOURCES

            As of January 31, 2004, we had cash of $198,616 as compared to $25,658, on October 31, 2003, and $111,280, on January 31, 2003.

            We have not been able to generate cash flow from operations. In fact, our operating activities consumed $100,899 of cash in the three months ended January 31, 2004 and $108,407 in the three months ended January 31, 2003.

            We have been able to continue in business primarily from the receipt of cash and services from financing activities. During the first quarter of fiscal year 2004, we issued $478,600 of our securities, which included $438,600 of common stock, and a $40,000 convertible note, in exchange for $290,000 cash and $188,600 in services. Similarly, our financing activities provided cash and services of $33,250 for the first quarter of fiscal year 2003.

            At January 31, 2004, the total of our accounts payable, payroll taxes payable and accrued expenses payable was $208,843, or an increase of $20,153 from $188,690 at. October 31, 2003.

            Our current liabilities totaled $408,843 at January 31, 2004 for an increase of $40,000 from October 31, 2003. The increase resulted from our issuance of the additional $40,000 convertible note to Dr. Terry.

            We intend to meet our cash needs over the next 12 months through the borrowing or through the sale of additional shares of our common stock or by the exercise of outstanding warrants. There is, however, no guarantee that we will be able to raise additional funds from borrowing or from the sale of our securities or the exercise of our warrants.

            In February and March 2004, after the end of the first fiscal quarter of 2004, we received $500,000 from the exercise of stock options. This cash infusion will alleviate some of our cash needs and will enable us to pursue the expansion of our network into metropolitan Orlando, Florida.

Capital Expenditures

            During the three months ended January 31, 2004, we purchased equipment for $16,143 compared to $6,598 in the comparable 2003 quarter. In order for us to sign additional bars, taverns and nightclubs, we must provide them with viewing monitors. If we are unable to obtain financing to acquire or lease the monitors, we will not be able to successfully execute our business plan. There is no assurance that we will obtain the necessary financing.

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

PART II
OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            On December 15, 2003, we issued 2,500,000 shares of our restricted common stock to Dr. Harold K. Terry at $0.10 per share, or $250,000, which was used for working capital. The issuance to Dr. Terry was made in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is a sophisticated “accredited” investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

            Also in December 2003, we issued 545,000 shares of our restricted common stock to UTEK Corporation. The shares were issued pursuant to a six-month technology advisory agreement entered into in November 2003. The issuance to UTEK Corporation was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is an “accredited” investor with access to all relevant information necessary to evaluate the investment and it represented to us that the securities were being acquired for investment purposes.

            In January 2004, we issued 409,000 shares of our restricted common stock to nine individuals for services, including business consulting, computer and web design and  sales and office services, as follows: Sherri Murphy – 50,000; Ricardo Agudelo – 100,000; James Martin – 44,000; Wayne Bynum – 50,000; Chandra Holst – 40,000; Michael J. Peter – 100,000 and Martin DeFranceaux – 25,000. The shares were valued at a total of $163,600, or $0.40 per share, which approximated market value at the date of issuance. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers represented to us that the securities were being acquired for investment purposes.

            As of January 31, 2004, we had 18,138,698 shares of common stock outstanding. As of the same date, we had 5,576,923 outstanding shares of Series A Preferred Stock and 3,750,000 shares of Series B Preferred Stock.

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

(b)	No reports on Form 8-K were filed during the three months ended January 31, 2004

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

March 22, 2004	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer