Form 10KSB/A
period 2003-10-31
MAGIC MEDIA NETWORKS INC
filed 2004-06-15
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB/A

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Corporate History

            Magic Media Networks, Inc. ("We" or the "Company") is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. to design, manufacture and distribute a patented vibrating massage device for installation in hotel and motel beds.  In 1979, we began attempts to diversify our operations and sought opportunities in other industries.  In 1984, we acquired, in a reverse merger, a 100% interest in Flash Entertainment, Inc., a Florida film, production and distribution corporation.  Since then, we have undergone a series of corporate restructurings. By amendment of our certificate of incorporation, our name was changed in 1999 to Magicinc.com and in April 2002 our name was changed to our current title, Magic Media Networks, Inc. Through the period ended October 31, 1999, we devoted substantially all of our efforts to reorganizing our financial affairs and settling our debt obligations. During the fiscal years ended October 31, 2000 and October 31, 2001, we were engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, we redirected our business focus to the production of commercials and sale of advertising content to bars, taverns and nightclubs. In November 2002, we formed Bar TV, Inc., a Florida corporation, to distribute and expand our advertising network. On August 4, 2003, we formed Destination Television, Inc. to focus on the "out of home" (OOH) private television network sector.

            Our executive offices are located at 530 North Federal Highway, Fort Lauderdale, Florida 33301 and our telephone number is (954) 764-0579. Our website address on the Internet is www.magicmedia.com.

            Our revenue is derived from the production and sale of custom advertising and the subsequent airing of the ads on our Bar TV and Destination Television networks. We offer retail locations, primarily bars, taverns and nightclubs, a system consisting of hardware and if necessary, television monitors to distribute our programming, as described below.

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

           We utilize as "backbone" or "core" content, movie trailers of first-run motion pictures from the major motion picture studios, including Twentieth Century Fox, Columbia Pictures, MGM, Warner Bros., Paramount Pictures and Universal highlighting upcoming releases, and music videos. The movie trailers, which are rated as suitable for general audiences, are supplied to us, without charge, by Fahlgren Entertainment, Inc., an Atlanta based entertainment oriented advertising and public relations agency.  Fahlgren Entertainment, Inc. has agreements with the studios to receive print and ad ("P & A") marketing materials which they provide to third-party entertainment companies such as our company to expand the "P & A" promotion of upcoming theatrical releases. The music videos, which are promotions for upcoming album releases, are provided to us by Elektra Music, which include videos by Warner, Atlantic Records and Elektra, and by Epitaph Records.

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

            Network Program

            Our networks, the term we use to describe our groups of locations that permit their patrons to view our broadcasts, offer advertisers the ability to target specific demographics on a site-by-site basis. Placing monitors in high traffic venues such as sports bars, taverns and nightclubs increases exposure and ad impressions. The monitors are profiled based on specific characteristics of their audience, including age, gender, race and income. This is not accomplished scientifically, but by word-of-mouth and anecdotal observation, which we believe to be reliable. Some examples of the type of information which may be helpful for advertisers are the price of drinks in a bar, which gives information as to patrons' income; the breakdown by sexes, which might indicate the type of drink, which would appeal to a particular gender; the types of cars and trucks in the parking lot, are all items of information that may be useful to advertisers in determining demographics make-up of the viewing population.  This information availability allows us to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups.

            Our advertising monitor plays a repeating or looping sequence of advertising and programming.  As currently configured, a broadcast consists of 120 thirty-second advertising spots per hour.  The broadcast in each specific area can support 240 thirty-second airing slots, including entertainment spots, on the DVD installed at each location. New technology has been announced that may make available to us double-layered DVDs which can provide increased storage and broadcast availability. We intend to make use of this technology when it becomes available.

           Installation costs for a new site include the cost of acquiring hardware and the cost of installing equipment.  The fully installed average per site cost for a typical location with a single video monitor is approximately $600.  Some sites may contain multiple monitors. We secure three-year placement contracts for locations to install monitors.  There is no monthly recurring fee for the retail establishment that wants the monitors installed and we do not permit ads of competing bars and restaurants to be broadcast to the retail locations that form our network.  The retail establishment is responsible for supplying electricity to the equipment and keeping the monitor on, during normal business hours. As compensation for allowing us to place our monitors in their business location, which at present is generally a busy bar, tavern or nightclub, the retail establishment receives free advertising spots. We usually provide the business location with at least one-minute of advertisements that air, without charge, at least twice per hour. The location may display, without charge, its monthly event calendar, five-second static ad and photo gallery which are all updated monthly at minimal cost to us.

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

            As we grow, we intend to license territories to individuals or corporations to sell the local, regional and national advertisements for their territory. We intend to operate the new locations and network broadcast remotely utilizing a "media box" consisting of a digital and still camera shipped to the location to capture the necessary location content and shipped back for editing. We then intend to mail back the edited broadcast with the new ads on a monthly basis. We plan to compensate any necessary sales force with a base salary and an incentive plan if we are unable to license the territories. If we are unable to operate the new territories remotely, it could have a substantial and adverse impact on the Company's expansion and capital plan. We anticipate a regional marketing plan that will include print and direct mail and attendance at trade shows and a website which will feature all of the information necessary for media professionals to make an educated decision on media placement.

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

Gym TV and Hotel TV

            We plan to expand the Bar TV concept, a network directed at a specific demographic focused on patrons of bars, taverns and nightclubs, to a concept focused on health club members. We believe that manufacturers and retailers that market health related products such as vitamins, health foods, bicycles, athletic equipment and sporting events will be anxious to direct part of their advertising budget to a specific sector of the population. We are beta testing our Gym TV network with Gold's Gym franchisees at three locations in South Florida. Although early indications appear favorable that the Gym TV network is a viable concept and would be very attractive to select advertisers, there is no assurance that, after we complete our testing, we will proceed with further development.

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

Strategic Alliance with UTEK Corporation

            In November 2003, we entered into a six-month strategic alliance agreement with UTEK Corporation.  Pursuant to the agreement, we issued 545,000 shares of our common stock to UTEK Corporation. The shares were valued at the approximate market value at the time of the initial agreement, $60,000, of which $25,000 was charged to consulting expense in the quarter ended January 31, 2004. UTEK Corporation had agreed to identify for us new technologies from university and government laboratories and also agreed to review technology opportunities and present to us technology acquisition opportunities and assist us in obtaining equity financing for these acquisitions.

            Other Opportunities

            In addition to pursuing our advertising business model, we are seeking to acquire companies or enter into joint ventures with companies that are involved in the entertainment and advertising businesses. In light of our limited cash position, there is no assurance that we will be able to complete the acquisition of any company.

ITEM 2 - PROPERTY

            We lease, pursuant to an oral agreement, an 8,500 square foot building in Fort Lauderdale, Florida owned by Dr. Harold Terry.  This building houses our administrative offices and computer operations.  The unwritten lease agreement is for $4,500 per month and is on a month-to-month basis.

ITEM 3 - LEGAL PROCEEDINGS

            We are not involved in any legal proceedings and we are not aware of any material pending litigation, legal proceedings or claims contemplated either against us or on our behalf.

            During fiscal year ended October 31, 2003, we settled several matters involving claims against us in connection with equipment leases.

            As also previously reported, on October 23, 2003, we also settled the litigation we brought against La Jolla Cove Investors, Inc. ("La Jolla") and others, in the U.S. District Court for the Southern District of California (Case No. 03CV 00564BTM) by dismissing such lawsuit with prejudice. In addition, we and Dr. H. K. Terry also dismissed our lawsuit, with prejudice, against La Jolla and others in the U.S. District Court for the Southern District of Florida (Case No. 03CIV 60475). The original disputes resulted from an allegation by La Jolla that we had defaulted on a securities purchase agreement and a demand by La Jolla that we repay a $300,000 convertible note with accrued interest. La Jolla also demanded penalties of $150,000, 50,000 shares of our stock, and penalties of $15,000 per month and damages.

           The settling parties provided mutual releases and affirmed that the settlement agreement was the result of a compromise and not an admission of liability or responsibility on the part of any party.

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

            We also granted to La Jolla a warrant for 10,000,000 shares of our common stock, as described below - Warrants and Stock Options-La Jolla Warrants.

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

Quarter Ending	High	Low

January 31, 2002	$0.07	$0.01
April 30, 2002	0.10	0.02
July 31, 2002	0.13	0.03
October 31, 2002	0.08	0.01

Quarter Ending	High	Low

January 31, 2003	$0.03	$0.01
April 30, 2003	0.030	0.01
July 31, 2003	0.07	0.01
October 31, 2003	0.07	0.02

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

            As of October 31, 2003, we had 14,684,698 shares of Common Stock outstanding.

            Subsequent to the end of our October 31, 2003 fiscal year, in December 2003, we issued 2,500,000 shares of our restricted Common Stock, pursuant to an exemption under Section 4(2), to Dr. H.K. Terry, an accredited investor, for $250,000 cash which increased our working capital and will be used for general corporate purposes. In December 2003, we issued 545,000 shares in connection with a technical advisory contract and in January 2004, we issued 409,000 shares to various individuals for services. In February 2004, we issued 2,500,000 shares in connection with the exercise of consultants' stock options.

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

Convertible Debt

            Convertible Notes Payable – Dr. Terry

            On April 15, 2003, we issued to Dr. H. K. Terry a $100,000 unsecured promissory note due April 15, 2004. On October 12, 2003, the Company issued an additional promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and the balance on November 26, 2003. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of our common stock for the five trading days prior to the date of receipt of election to convert, but not less than $0.05 per share.

            La Jolla Convertible Note – Old

            In September 2002, we entered into a securities purchase agreement with La Jolla Cove Investors, Inc. ("La Jolla") and issued a two-year 7-3/4% $300,000 convertible note. The note was secured by a mortgage on the building owned by our stockholder, Dr. Terry, which houses our offices. The note provided rights to the holder to convert to Common Stock at the lesser of (i)$0.05 or (ii) 80% of the lowest market price for the Common Stock during the 20 trading days prior to La Jolla's election to convert. We were required to prepare and file a registration statement as soon as practical. As settlement of litigation, the convertible note was replaced with a new 6-3/4% note due in April 2005 without conversion rights.

Warrants and Stock Options

            La Jolla Warrants

            In connection with the September 2002 La Jolla convertible note described above, we issued a three-year warrant to purchase shares of our Common Stock equal to ten times the number of shares issued to La Jolla pursuant to conversion of the note. The warrant was exercisable at an exercise price of the lesser of $0.05 or 80% of the lowest market price of the Common Stock during the 20 trading days prior to the holder's election to exercise. In settlement of litigation, the warrants were cancelled and replaced with new warrants.

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

            Consultants' Options

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

            The following critical accounting policies are important to the portrayal of our company's financial condition and results.

Revenue Recognition:

            All of our revenue is derived from the production and sale of custom advertising and its subsequent airing throughout our Bar TV network. Our primary obligations are to produce a completed video clip ("Production revenue") and to air that clip on our Bar TV network for an initial 90-day period ("Air Time revenue"). Production revenue is recognized upon the delivery and acceptance of the produced piece while Air Time revenue is recognized ratably over the 90-day period. Our advertising agreements provide one sum for both services. Management estimates the portion of the contract sum to be allocated to Production revenue based upon the projected production costs to be incurred. The remaining balance is allocated to Air Time revenue. The Bar TV network advertising medium is fairly unique and no statistics are currently available to support the nature and extent of its success in reaching a target market. We run produced spots at our own expense in order to generate the quantitative support necessary to eventually market this aspect of our business.

Valuation of Long-Lived Assets:

            We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

            We amortize the costs of other intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are also tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

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

Expenses

            Selling, general and administrative expenses for the fiscal year ended October 31, 2003 increased $207,667 or 40.6% to $719,408 from $511,741 in fiscal year 2002. During this same period, interest expense increased $27,893 or 160.3% to $38,608 from $10,715 in fiscal year 2002. The increase in selling, general and administrative expenses resulted primarily because of a $72,089, or 124.2%, increase of the expense for sales and production personnel, from $58,016 in fiscal 2002 to $131,105 in fiscal 2003. Also legal expenses increased nearly ten fold from $5,050 to $51,648. Most of the increase in legal expenses resulted from the La Jolla Cove litigation. Also included in the expenses for the 2003 year are professional consulting services paid for with the issuance of our Common Stock, valued at $140,260 which represents an increase of $74,310 or 126.7% from the previous year's expense of $65,950. Included in the selling, general and administrative expenses, for the fiscal year 2003 is the salary of our president and chief executive officer, Mr. Gordon Scott Venters, in the amount of $133,000 of which $40,165 remained unpaid at October 31, 2003. Mr. Venters, during the year, exchanged $75,000 of unpaid salary owed to him for shares of our Series B Convertible Preferred Stock.

            The significant increase in interest expense resulted from the La Jolla debt being outstanding for the entire year and the new Terry convertible note payable accruing interest for part of the year. In fiscal 2002, the La Jolla debt was outstanding for less than one month. Depreciation expense, for fiscal year 2003, at $8,000, was approximately the same as in the prior fiscal year.

Income Tax Expense (Benefit)

            We have substantial net operating loss carry-forwards, which may be used to offset operating profits in the future. In the periods covered by this report, there was no income tax expense or benefit reported on our financial statements. We determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset.

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

Loss per Share

          The basic and diluted loss per share of common stock was $0.05 in fiscal 2003 and $0.07 in fiscal 2002, which was computed by dividing the net loss, by the weighted average common shares outstanding. In fiscal 2003, the weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 13,827,105 compared to 7,533,772 in fiscal year 2002. For the purpose of computing loss per share of common stock, the Series A and Series B Preferred Stock are treated as if they were separate classes of common stock and that the rights and attributes of the common shares and preferred shares are identical in all respects except voting rights.

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

            On July 10, 2003, the Company issued 50,000 shares of common stock, which are restricted as to transferability, to Gordon Scott Venters and 50,000 shares to Todd Nugent. The shares were issued for their service as directors and were valued at $1,250 to each, for a total of $2,500 or $0.025 per share, which approximated the market value at the date of issuance. On October 6, 2003, the Company issued 200,000 shares of similarly restricted common stock to John M. Venters, the father of Gordon Scott Venters, for architectural services valued at $8,000. The stock was valued at $0.04, which approximated the market value at the date of issuance. The shares were acquired for investment.

            Dr. Harold Terry, the owner of more than 25% of the Company's common stock, acquired 2,250,000 shares of Common Stock from the Company during the year ended October 31, 2003 for cash consideration of $31,500. In fiscal year 2002, Dr. Terry assumed the Company's contractual obligation to acquire the building housing the Company's office facilities when the Company was unable to obtain financing to complete the transaction. He acquired the building for $480,000 and agreed to continue to lease the building to the Company on a month-to-month basis at $4,500 per month. During fiscal year 2003, the Company paid Dr. Terry $9,000 for rent and, with Dr. Terry's consent, an additional $45,000 was accrued but not paid. In addition, Dr. Terry consented to the use of the property as collateral for the $300,000 La Jolla promissory note.

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

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No
3.1(a)	Articles of Incorporation*****
3.1(b)	Articles of Amendment dated October 2, 2001***
3.1(c)	Articles of Amendment dated April 9, 2002*
3.1(d)	Designation of Series A Convertible Preferred Stock***/****
3.1(e)	Designation of Series B Convertible Preferred Stock**
3.1(f)	Articles of Amendment dated February 25, 1992*****
3.1(g)	Articles of Amendment Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated October 29, 2003*******
3.2	Bylaws*****
10.1	Securities Purchase Agreement with La Jolla Cove Investors, Inc. dated September 2002*********
10.2	Registration Rights Agreement with La Jolla Cove Investors, Inc.dated September 2002*********
10.3	7 ¾ % Convertible Note for $300,000 dated September 2002*********
10.4	Warrant to Purchase Common Stock dated September 2002*********
10.5	La Jolla Letter of Addendum dated September 2002*********
10.6	Warrant to Purchase Common Stock dated October 2003*******
10.6(a)	Letter of Clarification of Warrant**********
10.6(b)	Agreement of Settlement of La Jolla Cove Litigation dated October 2003************
10.7	Promissory Note to La Jolla Cove Investors, Inc. dated October 2003*******
10.8	Chincholl Consulting Agreement dated September 2003******
10.8(a)	Chincholl Stock Option Agreement under Consulting Agreement dated February 2004**********
10.9	Gross Consulting Agreement dated September 2003******
10.9(a)	Gross Stock Option Agreement under Consulting Agreement dated February 2004**********
10.10	Convertible Promissory Note to Harold K. Terry dated April 2003********
10.11	Convertible Promissory Note to Harold K. Terry dated October 2003**********
10.12	Strategic Alliance Agreement with UTEK Corporation. dated November 2003**********
10.13	Employment Agreement with Gordon Scott Venters dated October 10, 1997*****
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
*	Incorporated by reference to our report on Form 8-K filed April 16, 2002
**	Incorporated by reference to our report on Form 8-K filed July 15, 2002
***	Incorporated by reference to our report on Form 8-K filed October 1, 2001
****	Incorporated by reference to our report on Form 8-K filed March 23, 2001
*****	Incorporated by reference to our filing on Form 10-SB filed July 7, 2000
******	Incorporated by reference to our S-8 filing of September 5, 2003
*******	Incorporated by reference to our report on Form 8-K filed October 31, 2003
********	Incorporated by reference to our report on Form 10-QSB filed June 20, 2003
*********	Incorporated by reference to our report on Form 10-KSB filed February 13, 2003
**********	Incorporated by reference to our report on Form 10-KSB filed February 13, 2004
***********	Incorporated by reference to our SB-2/A filing of June 14, 2004

(b) Reports on Form 8-K

            On October 31, 2003, we reported the settlement of litigation; issuance of warrants; and issuance of preferred stock in payment of accrued officer's salaries.

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

June 15, 2004	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer and Director

February 15, 2004		/s/ Todd Nugent

Todd Nugent, Director

MAGIC MEDIA NETWORKS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditor's Report	F-2
Financial Statements:
Consolidated Balance Sheets as of October 31, 2003 and October 31, 2002	F-3
Consolidated Statements of Operations for the Years Ended October 31, 2003 and October 31, 2002	F-4
Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended October 31, 2003 and October 31, 2002	F-5
Consolidated Statements of Cash Flows for the Years Ended October 31, 2003 and October 31, 2002	F-6
Notes to Consolidated Financial Statements	F-7

INDEPENDENT AUDITOR'S REPORT

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

I conducted my audit in accordance with auditing standards generally accepted in the United States except as described in the last paragraph. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred total operating losses in the last two fiscal years, through October 31, 2003, of $1,226,945. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. Its plan is included in Note 11 of the financial statements. The Company has primarily funded its operations through the sale of its common stock and proceeds of debt borrowings. There can be no assurance that the Company will be able to do so in the future, and, if so, provide it with sufficient capital and on terms favorable to the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise from the outcome of these uncertainties.

January 5, 2004

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

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations
	Year Ended
	October 31, 2003	October 31, 2002

Net Sales	$41,541	$11,986

Selling, General and Administrative Expenses	719,408	511,741
Interest Expense	38,608	10,715

Total Expenses	758,016	522,456

Net Loss before Income Taxes	(716,475)	(510,470)

Income Tax Expense	0	0

Net Loss	$(716,475)	$(510,470)

Basic and Diluted Loss per Share	$(0.05)	$(0.07)

Weighted Average Common Share Equivalent Outstanding	13,827,105	7,533,772

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC. Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance October 31, 2001	4,286,519	$1,102,199	5,576,923	$250,000	-	$0	$(1,300,858)	$51,341

Shares Issued for Cash	650,000	86,667
Shares Issued for Services and Other	1,805,000	65,950
Shares Issued in Payment of Note	700,000	45,000
Shares Issued Upon Conversion of Debt	2,221,429	64,000
Shares Issued for Accrued Officer's Salaries					1,250,000	75,000
Net Loss for Year Ended October 31, 2002							(510,470)

Balance October 31, 2002	9,662,948	1,363,817	5,576,923	250,000	1,250,000	75,000	$(1,811,328)	(122,511)

Shares Issued for Cash	2,250,000	31,500
Shares Issued for Services	2,671,750	137,760
Shares Issued to Directors	100,000	2,500
Shares Issued for Accrued Officer's Salaries					2,500,000	75,000
Net Loss for Year Ended October 31, 2003							(716,475)

Balance October 31, 2003	14,684,698	$1,535,577	5,576,923	$250,000	3,750,000	$150,000	$(2,527,804)	$(592,227)

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows
	Year Ended
	October 31, 2003	October 31, 2002

Operating Activities:
Net Loss	$(716,475)	$(510,470)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	8,000	7,000
Stock Issued for Services	215,260	140,950
Increase in Payables and Accrued Expenses	114,555	28,693
Increase (Decrease) in Other Operating Assets	34,786	(34,787)

Cash Used by Operating Activities	(343,874)	(368,614)

Financing Activities:
Proceeds from Issuance of Common Stock	31,500	86,667
Proceeds from Convertible Note (Old) - La Jolla Cove	0	300,000
Proceeds from Convertible Debentures	0	50,000
Proceeds from Note Payable-Related Party	0	45,000
Proceeds Convertible Note –Related Party	160,000	0
Repayment of Advances to Related Parties	0	50,000
Payment of Convertible Debentures	0	(14,000)

Cash Generated by Financing Activities	191,500	517,667

Investing Activities:
Acquisition of Fixed Assets	(15,248)	(11,351)
Acquisition of Amortizable Intangible Assets	(1,805)	(1,475)

Cash Consumed by Investing Activities	(17,053)	(12,826)

Increase (Decrease) in Cash	(169,427)	136,227
Cash and Cash Equivalents-Beginning	195,085	58,858

Cash and Cash Equivalents-Ending	$25,658	$195,085

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC.

Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2003 and October 31, 2002

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Magic Media Networks, Inc. and its subsidiaries, Bar TV, Inc., and Destination Television, Inc. for the year ended October 31, 2003 and its subsidiary Cybars, Inc. for the year ended October 31, 2002. All significant inter-company account balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Summary of Significant Accounting Policies (Cont'd)

Impairment of Long-Lived Assets

The recoverability of our long-lived assets including equipment, goodwill and other intangible assets, is reviewed when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

The costs of other intangibles are amortized over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are also tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

Revenue Recognition

All of the Company's revenue is derived from the production and sale of custom advertising and its subsequent airing throughout the Company's Bar TV network. The Company's primary obligations are to produce a completed video clip ("Production revenue") and to air that clip on its networks for an initial 90-day period ("Air Time revenue"). Production revenue is recognized upon the delivery and acceptance of the produced piece while Air Time revenue is recognized ratably over the 90-day period. Agreements provide one sum for both services. The Company's management estimates the portion of the contract sum to be allocated to Production revenue based upon the projected production costs to be incurred. The remaining balance is allocated to Air Time revenue.

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

Summary of Significant Accounting Policies (Cont'd)

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

Earnings per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Series A and Series B Preferred have been determined to carry the attributes of additional classes of Common Stock, and, therefore, have been included in the computation of basic weighted average common shares in the amount that would have been issuable had they converted to the Company's primary class Common.

Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of the Company's Convertible Debt. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would have been anti-dilutive for the periods presented.

Summary of Significant Accounting Policies (Cont'd)

If the Company had generated earnings during the year ended October 31, 2003, 1,122,133 common equivalent shares would have added, to the basic weighted average shares outstanding to compute the diluted weighted average shares outstanding. No stock options and warrants were outstanding and exercisable with exercise prices below the average share price for either period. 1,122,133 weighted shares were determined to be issuable upon the conversion of the Company's Convertible Debt.

The 2003 and 2002 computation of diluted earnings per share did not include the weighted effects of 16,416,666 and 10,000,000 warrants and stock options, respectively, because their respective exercise prices were greater than the corresponding market value per share of the Company's common stock.

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

Summary of Significant Accounting Policies (Cont'd)

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

MAGIC MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2003 and October 31, 2002

1. The Company

Magic Media Networks, Inc. (the "Company") is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. By amendment of its certificate of incorporation, the Company's name was changed in 1999 to Magicinc.com and in April 2002 its name was changed to its current title. Through the period ended October 31, 1999, the Company devoted substantially all its efforts to reorganizing its financial affairs and settling its debt obligations. During the fiscal years ended October 31, 2001 and October 31, 2000, the Company was engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, the Company redirected its business focus to the development of a private television network, in high traffic locations such as bars and nightclubs. During the development process, the Company has received incidental revenue from the sale of advertising and the production of commercials. During fiscal year 2003, the Company conducted some of its operations through its wholly owned subsidiaries; Bar TV, Inc. and Destination Television, Inc., which are Florida corporations that were formed in November 2002 and August 2003, respectively.

2. Acquired Amortizable Intangible Assets

As of October 31, 2003, the Company invested $3,280 in establishing trademarks associated with its Bar TV concept. The Company amortizes the costs of these intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are also tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31:
2004	$300
2005	300
2006	300
2007	300
Thereafter	2,080

Total expected annual amortization expense	$3,280

(Notes to Financial Statements Cont'd)

3. Income Taxes

The Company has approximately $6,500,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2022. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	Oct. 31, 2003	Oct. 31, 2002

Federal Deferred Tax Asset Relating to Net Operating Losses	$ 1,900,000	$ 1,700,000
State Deferred Tax Asset Relating to Net Operating Losses	325,000	275,000
Less: Valuation Allowance	(2,225,000)	(1,975,000)

Total Deferred Tax Asset	$ 0	$ 0

4. Commitments

Facilities

The Company leases from Dr. Harold Terry, pursuant to an oral agreement, on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities.

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

5. Notes Payable

Convertible Notes Payable – Dr. Terry

On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note due April 15, 2004. On October 12, 2003, the Company issued an additional promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. The notes were issued to document Dr. Terry's loans to the Company. The proceeds of the loans were used for working capital.

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

6. Stockholders' Equity

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

(Notes to Financial Statements Cont'd)

Stock Issued in Exchange for Short-term Note Payable

In fiscal year 2002, the Company issued 700,000 shares of common stock in full payment of a short-term note in the amount of $45,000. No shares were issued in fiscal year 2003 in exchange for notes payable.

Stock Issued upon Conversion of Debentures

During fiscal year 2002, the Company issued 2,221,429 shares of common stock upon conversion of $64,000 principal amount of Series A convertible debentures, in accordance with their terms. No shares were issued in fiscal year 2003 for conversion of debentures.

Stock Issued for Services

During fiscal year 2003, the Company issued 2,771,750 shares for services valued at $140,260, The total issuances included: 2,000,000 shares, pursuant to two short-term consulting agreements executed in September 2003, which were valued at $0.06 per share or $120,000, all of which was charged to consulting expense in the year ended October 31, 2003; also included were 671,750 shares, valued at $17,760 to 10 individuals for a variety of technical services, which were valued at the approximate market price at the time of issuance, ranging from $0.01 to $0.04; and 100,000 shares to the Company's two directors for directors fees, which were valued at market value of $0.025 per share or $2,500. In fiscal year 2002 the Company issued shares for services and other expenses valued at $65,950, which approximated market value.

Common Stock Options and Warrants

In September 2003, the Company granted options to two individuals, pursuant to consulting agreements to purchase 3,208,334 and 3,208,333 shares of common stock, for a total of 6,416,667 shares. The options are scheduled to expire on March 5, 2004 and give the right to purchase shares of common stock at exercise prices of $0.10 to $0.25, or an average of $0.1558 per share. The exercises prices were in excess of the market value at the date of grant. The number of shares of common stock to be received by each of the grantees of the options, upon exercise, is limited so that each would not beneficially own more than 10% of the then outstanding shares of common stock. Pursuant to the Black-Scholes valuation method, fair value of the options was determined to be $0 and no expense was recorded.

Disclosure Summary	Shares	Weighted Average
		Exercise Price	Fair Value

Balance 11/1/02	*	-	-
Granted	16,416,667*	$0.21	$0.00
Exercised or Lapsed	*	-	-

Balance 10/31/03	16,416,667*	$0.21	$0.00

*La Jolla Cove Warrants-Old, which were of an indeterminate number and exercise price, were cancelled and replaced by 10,000,000 La Jolla Cove Warrants-New (exercisable at a minimum of $0.25 per share) included in warrants and options granted during fiscal year ended 10/31/03.

(Notes to Financial Statements Cont'd)

Summary of Options and Warrants Outstanding at 10/31/03

Options and Warrants Outstanding and Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Months	Weighted Average Exercise Price

$0.10- $0.25	16,416,667	16.1	$0.21

Preferred Stock

Series A Preferred Stock

The Series A Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series A Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. After October 12, 2001, the effective date of the 1-for-10 reverse split of the common stock, each share of the Series A Preferred Stock is convertible into one-tenth of a share of the Company's (post-reverse split) common stock. As of October 31, 2003, the Series A Preferred Stock was convertible into 557,693 shares of common stock.

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

(Notes to Financial Statements Cont'd)

La Jolla Convertible Note (Old) and Warrants (Old)

On September 24, 2002, the Company entered into a securities purchase agreement with La Jolla Cove Investors, Inc. ("La Jolla") and issued a $300,000 convertible note with a maturity date of September 24, 2004 and bearing a stated interest rate of 7-3/4%, payable monthly. On October 15, 2002 the Company received cash proceeds of $265,000 representing $300,000 principal, less $35,000 for withheld expenses; $5,000 for the lender's counsel and $30,000 for deferred registration expenses. The note was secured by a $300,000 mortgage on the building owned by Dr. Harold Terry, which houses the Company's offices. (Please see Note 8-Related Party Transactions). The note was convertible into common stock at the option of La Jolla at the lesser of (i)$0.05 or (ii) 80% of the lowest market price for the common stock during the 20 trading days prior to La Jolla's election to convert. The Company agreed to file a registration statement registering the underlying shares. As part of this transaction, the Company issued a three-year warrant to purchase shares of its common stock equal to ten times the number of shares issued to La Jolla pursuant to conversion of the note. The exercise price formula was the same as the conversion terms of the convertible note. The number of shares of common stock to be received by La Jolla upon conversion of the note and exercise of the warrants was limited so that La Jolla would not beneficially own more than 9.9% of the then outstanding shares of common stock.

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

(Notes to Financial Statements Cont'd)

7. Litigation

During fiscal year 2003, the Company settled all outstanding litigation including its lawsuits against La Jolla Cove Investors et al. The terms of the La Jolla settlement are included in Note 6 above, La Jolla Promissory Note (New) and La Jolla Warrants (New). Litigation expenses, including legal fees and costs incurred in the La Jolla litigation, were expensed in the period incurred.

8. Related Party Transactions

On October 29, 2003, Gordon Scott Venters received 2,500,000 shares of the Company's Series B Preferred Stock in exchange for the elimination of $75,000 of accrued salaries. The shares were valued at $0.03 per share which approximated the market value as of the date of issuance. In July 2002, Mr. Venters received, in exchange for $75,000 of unpaid salary, 1,250,000 shares of Series B Preferred Stock, valued at $0.06 per share, the approximate market value at the date of issuance. As of October 31, 2003 and October 31, 2002, Gordon Scott Venters was owed, for accrued salaries, $40,165 and $30,569, respectively, pursuant to his employment agreement described above in Note 4-Commitments-Employment Agreement.

On July 10, 2003, the Company issued 50,000 shares of common stock to Gordon Scott Venters and 50,000 shares to Todd Nugent. The shares were issued for their service as directors and were valued at $1,250 to each, for a total of $2,500 or $0.025 per share, which approximated the market value at the date of issuance. On October 6, 2003, the Company issued 200,000 shares of restricted Common Stock to John M. Venters for architectural services valued at $8,000. The stock was valued at $0.04 which approximated market at the date of issuance. All of the above shares were acquired for investment and were restricted as to transferability.

Dr. Harold Terry, the owner of more than 25% of the Company's common stock acquired 2,250,000 shares of common stock, from the Company during the year ended October 31, 2003 for cash consideration of $31,500. In fiscal year 2002, Dr. Terry assumed the Company's contractual obligation to acquire the building housing the Company's office facilities when the Company was unable to obtain financing to complete the transaction. He acquired the building for $480,000 and orally agreed to continue to lease the building to the Company on a month-to-month basis at $4,500 per month. During fiscal year 2003, the Company paid Dr. Terry $9,000 and, with Dr. Terry's consent, an additional $45,000 was accrued but not paid. In addition, Dr. Terry consented to the use of the property as collateral for the $300,000 La Jolla promissory note.

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

(Notes to Financial Statements Cont'd)

9. Supplemental Cash Flow Information

Selected non-cash investing and financing activities are summarized as follows:

	2003	2002

Non-cash Equity Transactions:
Issuance of Common Stock to Retire Debt	$ 0	$ 45,000
Issuance of Common Stock upon Conversion of Debentures	0	64,000
Issuance of Preferred Stock to Retire Accrued Salary Payable to Officer	75,000	75,000

10. Subsequent Events

In December 2003, the Company issued a total of 3,045,000 shares of common stock; 2,500,000 of which were sold to Dr. Harold K. Terry for $250,000 cash, and 545,000 were issued to UTEK Corporation pursuant to a six-month technology advisory agreement valued at $60,000. The shares were restricted as to transferability.

11. Ability to Continue as a Going Concern and Management Plan

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only nominal revenue in the ordinary course of its business. The lack of sales and recurring losses from operations raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity or debt funding to allow it to pursue its business plan which involves the sale of advertising on the Company's Bar TV and Gym TV networks and the possible acquisition of companies in related or unrelated businesses. The Company intends to increase its revenues by increasing its concentration of locations within the Southeast and Central Florida markets where it presently broadcasts and to aggressively enter new markets throughout North and West Florida in order to reach a critical size that would be attractive to national advertisers; to substantially expand its Gym TV network to make it attractive as an advertising medium; and to reduce its fixed cash operating expenses so that sales exceed the Company's fixed expenses.