Form 10QSB/A
period 2004-01-31
MAGIC MEDIA NETWORKS INC
filed 2004-06-15
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB/A

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

Stockholders' Deficit
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

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations

	Three Months Ended
	January 31, 2004 (unaudited)	January 31, 2003 (unaudited)

Net Sales	$18,831	$4,050

Selling, General and Administrative Expenses	322,068	136,747

Interest Expense	9,415	7,515

Total Expenses	331,483	144,262

Net Loss before Income Taxes	(312,652)	(140,212)

Income Tax Expense	0	0

Net Loss	$(312,652)	$(140,212)

Basic and Diluted Loss per Share	$(0.02)	$(0.01)

Weighted Average Common Share Equivalent Outstanding	20,681,837	12,012,761

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

MAGIC MEDIA NETWORKS, INC.

Notes to Interim Consolidated Financial Statements
January 31, 2004
(Unaudited)

Note 1 - Basis of Presentation

           The interim consolidated financial statements of Magic Media Networks, Inc. include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States for complete financial statements. The consolidated financial statements include the results of the Company's wholly-owned subsidiaries; Bar TV, Inc. and Destination Television, Inc., which were incorporated in Florida in November 2002 and August 2003, respectively.

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

Note 3 - Stockholders' Deficit

            Stock Issued for Cash

            During the three months ended January 31, 2004, the Company issued 2,500,000 shares of restricted common stock for $250,000 or $0.10 per share upon exercise of stock options which were granted in September 2003, as described below - Common Sock Options and Warrants.

            Stock Issued for Services

            During the three months ended January 31, 2004, the Company issued a total of 954,000 shares of restricted common stock for services. Of the total, 545,000 shares were issued to UTEK Corporation, pursuant to a six-month technology advisory agreement entered into in November 2003. The shares were valued at the approximate market value at the time of the initial agreement, $60,000, of which $25,000 was charged to consulting expense in the quarter ended January 31, 2004 and the balance of $35,000 was recorded as prepaid consulting expense. We also issued 409,000 shares to ten individuals for services including business consulting, computer and web design and sales and office services. The 409,000 shares were valued at a total of $163,600, or $0.40 per share, which approximated market value at the date of issuance.

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

Note 4 - Commitments

            Facilities

            The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities.

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

Note 5 - Related Party Transactions

            In March and October 2001, Mr. Gordon Scott Venters received a total of 5,576,923 shares of Series A Preferred Stock in exchange for a total of $250,000 of salary owed to him. In July 2002 and October 2003, he received a total of 3,750,000 shares of Series B Preferred Stock, in exchange for a total of $150,000 of salary owed to him. As of January 31, 2004, the shares of Series A Preferred Stock were convertible into 557,693 shares of common stock and had the equivalent voting rights of 2,230,772 shares of common stock and the shares of Series B Preferred Stock were convertible into 3,750,000 shares of common stock and had the equivalent voting rights of 15,000,000 shares of common stock. As of January 31, 2004 and October 31, 2003, Mr. Gordon Scott Venters was owed $41,352 and $40,165 for accrued, but unpaid, salary under his employment agreement, at those dates, respectively.

            Dr. Harold Terry, the owner of more than 25% of the Company's common stock acquired 2,500,000 additional shares of common stock from the Company during the three months ended January 31, 2004 for cash consideration of $250,000. Dr. Terry, who assumed the Company's contractual obligation to acquire the building housing its office facilities for $480,000, has continued to lease the building to the Company, on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Dr. Terry has also consented to the use of the property as collateral for the $300,000 La Jolla promissory note. On November 24, 2003, Dr. Terry advanced the Company $40,000. This was in addition to $160,000 previously advanced and described in Note 2- Notes Payable, Convertible Notes Payable – Dr. Terry. As of January 31, 2004 and October 31, 2003, the Company was indebted to Dr. Terry for accrued rent in the amounts of $58,500 and $45,000, respectively and accrued interest in the amounts of $6,157 and 3,304, respectively.

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

Note 7 - Subsequent Events

            In February and March 2004, upon the exercise of stock options, the Company received $500,000 for which it issued a total of 4,166,667 shares of its common stock. The Company also extended, to April 2, 2004, the expiration date of the remaining 2,250,000 outstanding stock options.

            In March 2004, the Company issued 15,000 shares of its common stock, which are restricted as to transferability, in connection with the acquisition of equipment.

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

Losses

            Our net loss, before taxes, in the January 31, 2004 quarter, increased $172,440 to $(312,652) from $(140,212) in the January 31, 2003 quarter. This increase in our net loss resulted primarily from the $185,321 increase of selling, general and administrative expenses and most of that increase of expenses can be attributed to the increase of $186,850 for consulting and other services which was paid for with stock in lieu of cash. Although we have substantial tax carryforwards, we have not reduced our net loss for the quarter by any tax benefit because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

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

Loss per Share

            The basic and diluted loss per share of common stock, in the fiscal quarter ended January 31, 2004, was $(0.015), rounded to $(0.02) and $(0.012), rounded to $(0.01) in the comparable quarter of fiscal 2003. The loss per share was computed by dividing the net loss, by the weighted average common and equivalent shares outstanding. In the fiscal 2004 quarter, the weighted average, which includes the weighted average number of common shares into which the preferred stock is convertible, was 20,681,837 compared to 12,012,761 in the fiscal 2003 quarter. For the purpose of computing loss per share of common stock, the Series A and Series B Preferred Stock are treated as if they were separate classes of common stock as the rights and attributes of the common shares and preferred shares are identical in all respects except for voting rights.

LIQUIDITY AND CAPITAL RESOURCES

            As of January 31, 2004, we had a net working capital deficit of $175,227, which compared to a net working capital deficit of $292,227 at October 31, 2003. This excess of current liabilities over current assets has caused us to defer the timely payment of outstanding liabilities including accounts payable, officer's salaries, rent payments and payroll taxes. We have been fortunate that our president had agreed, as of January 31, 2004 and in prior periods, to delay receipt of his salary. Dr. Terry 's agreement to defer rent payments together with his advancing funds to us has allowed us to continue to operate while having a working capital deficit.

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

            We are unable to quantify our anticipated capital expenditure requirements for the coming year because the amount spent will be dependent on the level of our expansion which in turn depends on our cash and credit availability. In any event, we do not anticipate total capital expenditures of more than $40,000.

            In order for us to "sign up" additional bars, taverns, nightclubs and fitness centers for our networks, we must provide them with viewing monitors if they do not already have them. If we are unable to obtain financing to acquire or lease the monitors, we will not be able to successfully execute our business plan by obtaining additional revenues. There is no assurance that we will obtain the necessary financing.

Contractual Obligations and Commercial Commitments:

            As of January 31, 2004, we had total liabilities and contractual obligations and commercial commitments which totaled approximately $736,000. The following table lists the amounts of the various obligations by category and payment period.

Contractual Obligations and Commercial Commitments As of January 31, 2004 Payments Due by Period

	Less than 1 year	More than 1 year Less than 3 years	More than 3 years

Accounts Payable and Accrued Expenses	$ 118,867	$ --	$ --
Payroll Taxes Payable	48,624	--	--
Accrued Officer's Salaries	41,352	--	--
Convertible Note - Dr. Terry	200,000	--	--
Building Lease (month-to-month)	--	--	--
Notes Payable - La Jolla	--	300,000	--
Equipment Leases	7,500	19,500	--

Total	$ 416,343	$ 319,500	$ --

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