Form 10QSB
period 2004-04-30
MAGIC MEDIA NETWORKS INC
filed 2004-06-18
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Applicable only to corporate issuers
As of June 15, 2004 (the most recent practicable date), there were 22,878,058 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

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

SIGNATURES

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets
	April 30, 2004 (unaudited)	October 31, 2003

ASSETS

Current Assets:
Cash and Cash Equivalents	$457,709	$25,658
Prepaid Expenses	0	0

Total Current Assets	457,709	25,658

Property and Equipment - Net	86,971	27,525
Acquired Amortizable Intangible Assets - Net	3,130	3,280

Total Assets	547,810	56,463

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and Accrued Expenses Payable	139,329	106,917
Payroll Taxes Payable	64,992	41,608
Accrued Officer's Salary under Employment Agreement	0	40,165
Convertible Notes Payable – Related Party	200,000	160,000
Note Payable- La Jolla Cove Investors (New)	300,000	0

Total Current Liabilities	704,321	348,690

Note Payable- La Jolla Cove Investors (New)	0	300,000

Total Liabilities	704,321	648,690

Stockholders' Deficit
Preferred Stock, Series A Convertible ($0.0001 par value)
5,576,923 Shares Authorized 5,076,923 Shares Issued (5,576,923 in 2003)	227,586	250,000
Preferred Stock, Series B Convertible ($0.0001 par value)
3,750,000 Shares Authorized and Issued	150,000	150,000
Common Stock
40,673,077 ($0.0001 par value) Shares Authorized
22,370,365 Shares Issued (14,684,698 in 2003)	2,927,591	1,535,577
Deficit Accumulated since Quasi-reorganization October 31, 1999	(3,461,689)	(2,527,804)

Total Stockholders' Deficit	(156,511)	(592,227)

Total Liabilities and Stockholders' Deficit	$547,810	$56,463

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations April 30, 2003 and April 30, 2002 (unaudited)
	Three Months Ended		Six Months Ended
	April 30, 2004	April 30, 2003	April 30, 2004	April 30, 2003

Net Sales	$19,801	$11,049	$38,632	$15,099

Selling, General and Administrative Expenses	215,071	155,039	462,140	287,286
Consulting Expenses	416,000	0	491,000	4,500
Interest Expense	9,963	4,391	19,377	11,906

Total Expenses	641,034	159,430	972,517	303,692

Net Loss before Income Taxes	(621,233)	(148,381)	(933,885)	(288,593)

Income Tax Expense	0	0	0	0

Net Loss	$(621,233)	$(148,381)	$(933,885)	$(288,593)

Basic and Diluted Loss per Share	$(0.02)	$(0.01)	$(0.04)	$(0.02)

Weighted Average Common Share Equivalent Outstanding	25,738,299	13,845,641	23,210,068	12,929,201

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows

	Six Months Ended
	April 30, 2004 (unaudited)	April 30, 2003 (unaudited)

Operating Activities:
Net Loss	$(933,885)	$(288,593)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	7,183	5,250
Stock Issued for Services	223,600	1,750
Extension of Stock Options for Consulting Services	391,000	0
Write-off of Prepaid Legal Fees	0	10,000
Increase in Payables and Accrued Expenses	15,631	78,153

Cash Used by Operating Activities	(296,471)	(193,440)

Financing Activities:
Proceeds from the Issuance of Common Stock	750,000	31,500
Proceeds Note Payable - Related Parties	40,000	100,000
Segregation of Cash to Cash-Restricted	0	(5,610)

Cash Generated by Financing Activities	790,000	125,890

Investing Activities:
Acquisition of Fixed Assets	(61,478)	(9,063)
Acquisition of Intellectual Property	0	(300)

Cash Used by Investing Activities	(61,478)	(9,363)

Increase (Decrease) in Cash	432,051	(76,913)
Cash and Cash Equivalents-Beginning	25,658	195,085

Cash and Cash Equivalents-Ending	$457,709	$118,172

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.

Notes to Interim Consolidated Financial Statements
April 30, 2004
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

Note 2 - Notes Payable

            Convertible Notes Payable – Dr. Terry

            On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note due April 15, 2004. On October 12, 2003, the Company issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. The notes were issued to document Dr. Terry's loans to the Company. The proceeds of the loans were used for working capital.

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

Note 3 - Stockholders' Deficit

            Stock Issued for Cash

            During the three months ended January 31, 2004, the Company issued 2,500,000 shares of restricted common stock to Dr. Terry for $250,000 or $0.10 per share. During the three months ended June 30, 2004, stock options pursuant to the Company's consultants' stock option plan of September 2003, were exercised as follows: 2,500,000 shares at $0.10 per share; and 1,666,667 shares at $0.15 per share; for total proceeds to the Company for working capital of $500,000.

            Stock Issued for Services

            During the three months ended January 31, 2004, the Company issued a total of 954,000 shares of restricted common stock for services. Of the total, the Company issued 545,000 shares to UTEK Corporation, pursuant to a six-month technology advisory agreement entered into in November 2003. The shares to UTEK Corporation were valued at the approximate market value at the time of the initial agreement, $60,000, of which $25,000 was charged to consulting expense in the quarter ended January 31, 2004 and the balance of $35,000 in the quarter ended June 30, 2004. The Company also issued 409,000 shares to ten individuals for services, including 100,000 shares for business consulting, valued at $40,000; and 309,000 shares, valued at $123,600, for computer and web design and sales and office services. The 409,000 shares were valued at $0.40 per share, which approximated market value at the date of issuance.

            Stock Issued for Equipment

            In March 2004, the Company issued 15,000 shares of its common stock to Stephen Hammer as partial payment for equipment. The shares were valued at $0.33 per share, for a total of $5,000, which was the approximate market value at the date of issuance.

            Common Stock Options and Warrants

            In September 2003, the Company granted options to two individuals, pursuant to consulting agreements to purchase 3,208,334 and 3,208,333 shares of common stock, for a total of 6,416,667 shares. The options, with an original expiration date of March 5, 2004 gave the right to purchase shares of common stock at exercise prices of $0.10 to $0.25, or an average of $0.1558 per share. The number of shares of common stock to be received by each of the grantees of the options, upon exercise, was limited so that each would not beneficially own more than 10% of the then outstanding shares of common stock. During the three months ended April 30, 2004, the expiration date of the remaining 2,250,000 unexercised options was extended to April 2, 2004 and re-extended to June 30, 2004. At the time of the extension, the extended options had intrinsic value of $332,500. Pursuant to the Black-Scholes valuation method, the options at the time of the extension had fair value of $391,000 which has been reflected as an addition to Common Stock in the Company's Consolidated Balance Sheet as at April 30, 2004 and as an offsetting additional Consulting Expense of $391,000, as reported in the Consolidated Statement of Operations for the three months and six months ended April 30, 2004.

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

            Employment Agreements

            Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, September 30, 2000, Mr. Venters has, with the approval of the Board of Directors, continued in his positions with the Company and his salary has continued to accrue at the same level as in the last year of the agreement. The employment agreement has been renewed to October 31, 2004. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through April 30, 2004 and October 31, 2003. The amounts owing on those dates were $-0- and $40,165, respectively.

Note 5 - Related Party Transactions

            In March and October 2001, Mr. Gordon Scott Venters received a total of 5,576,923 shares of Series A Preferred Stock in exchange for a total of $250,000 of salary owed to him. In July 2002 and October 2003, he received a total of 3,750,000 shares of Series B Preferred Stock, in exchange for a total of $150,000 of salary owed to him. In February and March 2004, Mr. Venters converted 500,000 shares of Series A Preferred Stock into 50,000 shares of Common Stock. As of April 30, 2004, the remaining outstanding 5,076,923 shares of Series A Preferred Stock were convertible into 507,693 shares of common stock and had the equivalent voting rights of 2,030,772 shares of common stock and the shares of Series B Preferred Stock were convertible into 3,750,000 shares of common stock and had the equivalent voting rights of 15,000,000 shares of common stock. As of April 30, 2004 and October 31, 2003, Mr. Gordon Scott Venters was owed $-0- and $40,165 for accrued, but unpaid, salary under his employment agreement, at those dates, respectively.

            Dr. Harold Terry, the owner of more than 25% of the Company's common stock acquired 2,500,000 additional shares of common stock from the Company during the three months ended January 31, 2004 for cash consideration of $250,000. Dr. Terry, who assumed the Company's contractual obligation to acquire the building housing its office facilities for $480,000, has continued to lease the building to the Company, on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Dr. Terry has also consented to the use of the property as collateral for the $300,000 La Jolla promissory note. On November 24, 2003, Dr. Terry advanced the Company $40,000. This was in addition to $160,000 previously advanced and described in Note 2- Notes Payable, Convertible Notes Payable – Dr. Terry. As of April 30, 2004 and October 31, 2003, the Company was indebted to Dr. Terry for accrued rent in the amounts of $72,000 and $45,000, respectively and accrued interest in the amounts of $9,157 and 3,304, respectively.

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

Note 7 - Subsequent Events

            In May 2004, the remaining outstanding 5,076,923 shares of Series A Preferred Stock, all of which were owned by the Company's president, Gordon Scott Venters, were converted into 507,693 shares of common stock

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            Our revenue is derived from the production and sale of custom advertising and the subsequent airing of the ads on our Bar TV and Destination Television networks. We offer retail locations, primarily bars, taverns and nightclubs, a system consisting of hardware and if necessary, television monitors to distribute our programming, as described below.

            We currently have a total of approximately 121 locations installed and broadcasting Bar TV on a daily basis. We have 86 locations in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We believe that this base of anchor locations has established our regional footprint in the Southeast Florida corridor which covers the highly populated and affluent counties of Palm Beach, Broward and Miami-Dade. We also have 25 locations in Central Florida (metropolitan Orlando) and 10 locations in the Florida Keys.

            We plan to now concentrate on extending our location base throughout Florida. We are targeting well-known, high-traffic and highly visible bars, taverns and nightclubs to broadcast our ads and content. We anticipate entering into agreements to install our Bar TV broadcast in a minimum of 20 premium destinations in each of the following areas; the Florida Keys (Key West), Daytona Beach, Tampa, the Panhandle (Panama City), Tallahassee and Jacksonville.

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

            In order to interest viewers to watch our monitors and see and pay attention to our advertisements, we must provide entertaining content. We use the same approach as network television which provides content, which may be situation comedies, quiz, reality, talent or late-night talk shows to draw viewers and keep them entertained and focused on their television sets so that during the commercial breaks they watch the ads and eventually buy the products. Just as an "ads-only" channel has not proven to be popular, we believe that to be successful in presenting advertisements, we must provide some form of entertainment and we have chosen first-run motion picture trailers and music videos as our entertainment. We have not taken any surveys as to whether our locations' patrons like being exposed to ads or movie trailers.

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

            We then schedule local, regional and national advertisements, before and after the filmed movie trailers.  Because music is generally played in our locations by disk jockeys or juke boxes, it is necessary that our broadcasts of movie trailers and music videos and ads be graphically intensive and without sound.

            We currently do not receive any direct revenues from these trailers and videos, but we are free to use them as content in our broadcasts to the locations that comprise our network. In exchange for allowing us to broadcast our ads and content to their location to be viewed by their patrons, we provide free advertisements, which includes producing a five-second static advertisement for the retail location utilizing its logo, address, website address and phone number. We also provide an "event calendar" with digital photographs of patrons and employees and allocate up to two minutes of air time per hour of broadcast to their location.

            We maintain a similar relationship with our Gym TV locations, except that in addition to providing the businesses with free advertisements, we pay the locations, on a pro-rata basis, 33% of the gross ad revenue.

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

            Advertising Sales

            Our strategy is to derive a significant portion of our revenue from advertisements placed on our network.  We are attempting to procure national advertisers with substantial discretionary advertising budgets with favorable brand recall such as automobile and fashion companies. We are also seeking advertisers that are looking for alternate media to display their products that are limited by law or tradition as to their advertising options. We also look for opportunities for advertisers whose products can be sold immediately on an impulse basis such as beverages in a Bar TV location.

           We believe that advertising and product demonstrations at the point-of-purchase could significantly influence which products consumers purchase. Generally, we are currently offering an advertising package to advertisers, after the initial period, for $3,500 per year. Advertising rates are based upon the availability of space for the desired location, the size and demographic make-up of the market served by the screens and the availability of alternative advertising media in the area.  Advertising sales are generally made pursuant to contracts with local, regional or national advertisers.

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

            We anticipate a regional marketing plan that will include print and direct mail and attendance at trade shows and a website which will feature all of the information necessary for media professionals to make an educated decision on media placement. In March 2004, we licensed exclusive advertising rights to the Orlando Sentinel newspaper, a subsidiary of the Tribune Company, to sell the advertising on our Bar TV broadcast in the Orlando market.  The terms of the agreement are a 50-50 split of gross revenues from advertising. To date, no advertisements have been sold under this agreement.

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

Gym TV and Hotel TV

            We plan to expand the Bar TV concept, which is directed at a specific demographic population focused on patrons of bars, taverns and nightclubs, to a concept focused on health club members, which will be part of our business unit, Destination Television. We believe that manufacturers and retailers that market health related products such as vitamins, health foods, bicycles, athletic equipment and sporting events will be anxious to direct part of their advertising budget to a specific sector of the population. We are beta testing our Gym TV network of locations with Gold's Gym franchisees at 13 locations in South Florida. Although early indications appear favorable that the Gym TV network is a viable concept and would be very attractive to select advertisers, there is no assurance that, after we complete our testing, we will proceed with further development.

            Other than through Gym TV, our Destination Television subsidiary has not expanded, and at the present time doesn't intend to expand its broadcast brand into any other types of locations.

            As part of our longer-range planning, we are in the very early stages of developing a business plan for establishing a network geared to travelers, both business and vacation. Only after further testing and a determination as to the adequacy of our resources will we decide whether to go forward with this concept. This network of locations is to be known as Hotel TV.

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

            Employees

            We currently have five full-time employees and also employ four independent commission sales representatives. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide services on an as-needed basis.

Reports to Shareholders

           We file annual, quarterly and special reports and other information with the Securities and Exchange Commission. Upon request, we will provide without charge a copy of our Annual, Quarterly and Current Reports that we have filed electronically with the Commission as well as a copy of any and all of the information that has been or may be incorporated by reference in our filings. Requests for such copies should be directed to Magic Media Networks, Inc., 530 North Federal Highway, Fort Lauderdale, Florida 33301.

            We also maintain our reports and other information on our corporate website at: www.magicmedia.com

Strategic Alliance with UTEK Corporation

            In November 2003, we entered into a six-month strategic alliance agreement with UTEK Corporation.  Pursuant to the agreement, which has now expired, we issued 545,000 shares of our common stock to UTEK Corporation. The shares were valued at the approximate market value at the time of the initial agreement, $60,000, of which $25,000 was charged to consulting expense in the quarter ended January 31, 2004; and $35,000, in the quarter ended April 30, 2004. UTEK Corporation had agreed to identify for us new technologies from university and government laboratories and also agreed to review technology opportunities and present to us technology acquisition opportunities and assist us in obtaining equity financing for these acquisitions.  During the term of the agreement, UTEK Corporation did not provide us with technology opportunities that we felt were suitable for our operations, nor did they provide us with acceptable acquisition opportunities or equity financing.

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

Three months ended April 30, 2004 and three months ended April 30, 2003

Sales

            In the three months ended April 30, 2004, we had incidental sales in the nominal amount of $19,801. This compares to nominal sales of $11,049 in the three months ended April 30, 2003. Our sales were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations within Florida to attract national and regional advertisers.

Expenses

            Selling, general and administrative expenses, for the quarter ended April 30, 2004, excluding consulting expenses, increased $50,032 or 32%, to $205,071 from $155,039 in the comparable 2003 quarter. In the April 2004 quarter, our major expenses included $59,437 for independent sales and production personnel; $13,500 for rent; $20,450 for professional expenses and $33,250 for officer's salary. In the comparable April 2003 quarter, our major expenses included $26,452 for independent sales and production personnel; 13,500 for rent; 36,730 for professional expenses and $33,250 for officer's salary.

            Consulting expenses were $426,000 for the quarter ended April 30, 2004, which included a non-cash expense of $391,000 representing the fair value of the extension of consultants' options to June 30, 2004; and $35,000, which was paid in stock, in lieu of cash. We did not have any consulting expenses in the comparable 2003 quarter.

            Interest expense for the quarter ended April 30, 2004, increased $5,572 or 127% to $9,963 from $4,391 in the comparable 2003 quarter. Interest expense for the 2004 quarter consists of the accrual of interest on the La Jolla and Terry notes and payroll taxes payable.

Losses

            Our net loss, before taxes, increased $472,853 from $148,381, in the April 30, 2003 quarter, to $621,233 in the quarter ended April 30, 2004. Included in our loss was the $391,000 non-charge for the fair value of the extension of consultants' options. Although we have substantial tax carry-forwards, we have not reduced our net loss for the quarter by any tax benefit because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

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

Loss per Share

            The basic and diluted loss per share of common stock, in the fiscal quarter ended April 30, 2004, was $(0.02), compared to $(0.01) in the comparable quarter of fiscal 2003. The loss per share was computed by dividing the net loss, by the weighted average common and equivalent shares outstanding. In the fiscal 2004 quarter, the weighted average, which includes the weighted average number of common shares into which the preferred stock is convertible, was 25,738,299 compared to 13,845,641 in the fiscal 2003 quarter. For the purpose of computing loss per share of common stock, the Series A and Series B Preferred Stock are treated as if they were separate classes of common stock as the rights and attributes of the common shares and preferred shares are identical in all respects except for voting rights.

Six months ended April 30, 2004 and six months ended April 30, 2003

Sales

            In the six months ended April 30, 2004, our sales were $38,632 compared to $15,099 in the six months ended April 30, 2003.

Expenses

            Selling, general and administrative expenses, for the six months ended April 30, 2004, excluding consulting expenses, increased $164,854 or 41%, to $452,140 from $287,286 in the comparable 2003 six-month period. In the six months ended April 30, 2004, our major expenses included $223,409, of which $123,600 was paid in stock in lieu of cash, for independent sales and production personnel; $27,000 for rent; $25,950 for professional expenses; and $66,500 for officer's salary. In the comparable April 2003 six months, our major expenses included $54,553 for independent sales and production personnel; 27,000 for rent; and $66,500 for officer's salary.

            Consulting expenses were $491,000 for the six months ended April 30, 2004, which included a non-cash expense of $391,000, representing the fair value of the extension of consultants' options to June 30, 2004; and $100,000, paid in stock in lieu of cash. Our consulting expense for the six months ending April 30, 2003 was $4,500.

            Interest expense for the six months ended April 30, 2004, increased $7,471, or 63%, to $19,377 from $11,906 in the comparable 2003 six-month period. Interest expense for the 2004 quarter consists of the accrued interest on the La Jolla and Terry notes and payroll taxes payable.

Losses

            Our net loss, before taxes, increased $645,292 from $288,593, in the April 30, 2003 six months, to $933,885 in the April 30, 2004 six-month period. Included in our loss was the $391,000 non-cash charge for the fair value of the extension of consultants' options. Although we have substantial tax carryforwards, we have not reduced our net loss for the quarter by any tax benefit because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

Loss per Share

            The basic and diluted loss per share of common stock, in the six months ended April 30, 2004, was $0.04, compared to $0.02 in the comparable six-month period of fiscal 2003. The loss per share was computed by dividing the net loss, by the weighted average common and equivalent shares outstanding. In the fiscal 2004 six months, the weighted average, which includes the weighted average number of common shares into which the preferred stock is convertible, was 23,210,068 compared to 12,929,201 in the fiscal 2003 six months. For the purpose of computing loss per share of common stock, the Series A and Series B Preferred Stock are treated as if they were separate classes of common stock as the rights and attributes of the common shares and preferred shares are identical in all respects except for voting rights.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

            As of April 30, 2004, we had a net working capital deficit of $246,612, which compared to a net working capital deficit of $321,165 at October 31, 2003. This excess of current liabilities over current assets has caused us to defer the timely payment of outstanding liabilities including accounts payable, officer's salaries, rent payments and payroll taxes. Dr. Terry's agreement to defer rent payments together with his advancing funds to us has allowed us to continue to operate while having a working capital deficit.

            As of April 30, 2004, we had cash of $457,709 as compared to $25,658, on October 31, 2003, and $198,616, on January 31, 2004.

            At April 30, 2004, the total of our accounts payable, payroll taxes payable and accrued expenses payable was $204,321, or an increase of $15,631 from $188,690 at. October 31, 2003. Our current liabilities were $704,321 at April 30, 2004 for an increase of approximately $356,000 from October 31, 2003, which primarily was the result of the re-categorizing the La Jolla promissory note of $300,000, from long-term liability to current liability as its maturity date, at April 30, 2004, was less than one year from the statement date.

            We did not generate cash from operations at any time in the period beginning November 1, 1999 through April 30, 2004. In fact, our operating activities consumed cash of $343,874 in the fiscal year ended October 31, 2003 and $368,614 in the fiscal year ended October 31, 2002 and $296,471 in the six months ended April 30, 2004.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During fiscal year 2003, our financing activities provided total funds of $191,500. Similarly, our financing activities provided total funds of $517,667 for fiscal year 2002. During the first six months of fiscal year 2004, we issued $1,013,600 of our securities, which included $973,600 of common stock, and a $40,000 convertible note, in exchange for $790,000 cash and $223,600 in services. Similarly, our financing activities provided cash and services of $131,500 and $1,750 for the first six months of fiscal year 2003.

           We have funded our cash needs during the past several years by issuing our common stock and convertible debentures and notes, for cash. We also used our common stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next 12 months through the sale of additional shares of our common stock and/or convertible securities and the possible exercise of outstanding options and warrants including the La Jolla warrants. In order to support our existing and proposed operations, financing will be necessary. However, there is no guarantee that we will be able to raise additional funds from borrowing, the sale of our securities or the exercise of warrants.

Capital Expenditures

            In fiscal year 2003, we acquired equipment in the amount of $15,248, which compared to $11,351 in fiscal year 2002. During the six months ended April 30, 2004, we purchased equipment for $73,511 of which $5,000 was paid for with our stock in lieu of cash. This compares to $9,063, all in cash, in the comparable 2003 six-month period.

            We are unable to quantify our anticipated capital expenditure requirements for the coming year because the amount spent will be dependent on the level of our expansion which in turn depends on our cash and credit availability. In any event, we do not anticipate total capital expenditures of more than $40,000. Our only significant capital expenditure that we expect to make in the upcoming year is for video monitors to be placed in the clubs, bars and taverns that receive our programming.

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

PART II
OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            In February and March 2004, we issued a total of 4,166,667 shares of our common stock, for $500,000 cash, pursuant to the exercise of 4,166,667 consultants' stock options. The options and the underlying shares had been registered under Form S-8 in September 2003. The expiration date of the remaining 2,250,000 unexercised options was extended to April 2, 2004 and then re-extended to June 30, 2004.  For financial reporting purposes, we computed the intrinsic value, $332,500 and the fair value, $391,000 of the extended options and reflected as additional consulting expense of $391,900 for the quarter ended April 30, 2004.

            In March 2004, we issued 15,000 shares of our restricted common stock to Stephen Hammer as partial payment for equipment. The shares were valued at $0.33 per share, for a total of $5,000, which was the approximate market value at the date of issuance. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser represented to us that the securities were being acquired for investment purposes.

            In February and March, 2004, Gordon Scott Venters converted 500,000 shares of our Series A Preferred Stock into 50,000 shares of our common stock.

            As of April 30, 2004, we had 22,378,058 shares of common stock outstanding. As of the same date, we had 5,076,923 outstanding shares of Series A Preferred Stock and 3,750,000 shares of Series B Preferred Stock.

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

(b)	No reports on Form 8-K were filed during the three months ended April 30, 2004

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

June 17, 2004	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer