Form 10KSB/A
period 2003-10-31
MAGIC MEDIA NETWORKS INC
filed 2004-07-21
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-KSB/A

Amendment #2

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

            We also granted to La Jolla a warrant for 10,000,000 shares of our common stock, which replaced the three-year warrants issued to La Jolla in September 2002. The new warrants which expire on October 22, 2005 are exercisable at a price equal to the greater of (a) 85% of the average of the 5 lowest volume weighted average prices in the prior 20 trading days before the date of exercise, or (b) $0.25 per share.  Even though the settling parties referred to this document as a "warrant", La Jolla agreed that (subject to the terms and conditions of such "warrant") La Jolla will exercise such "warrant" if and when (a) the market price of our common stock pursuant to the above formula equals $0.29 or more per share, (b) La Jolla's "piggy-back" rights have been declared "effective" by the S.E.C., and (c) in an amount at least equal to 10% of the volume of our common shares that trade at a price of $0.29 or more per share, excluding block trades of 50,000 shares or more. La Jolla was granted "piggy-back" rights for the above 10,000,000 shares on any Registration Statement that we file with the S.E.C. during a period of two (2) years from the execution date of the Definitive Agreement. The number of shares of common stock to be received by La Jolla upon exercise of the warrants is limited that upon any such exercise, La Jolla shall not beneficially own more than 9.9% of the then outstanding shares of common stock.

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

July 19, 2004	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer and principal accounting officer) and Director

July 19, 2004		/s/ Todd Nugent

Todd Nugent, Director

MAGIC MEDIA NETWORKS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditor's Report	F-2
Financial Statements:
Consolidated Balance Sheets as of October 31, 2003 and October 31, 2002	F-3
Consolidated Statements of Operations for the Years Ended October 31, 2003 and October 31, 2002	F-4
Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended October 31, 2003 and October 31, 2002	F-5
Consolidated Statements of Cash Flows for the Years Ended October 31, 2003 and October 31, 2002	F-6
Notes to Consolidated Financial Statements	F-7

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

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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

Earnings per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Series A and Series B Preferred have been determined to carry the attributes of additional classes of Common Stock, in that the Preferred Shares are identical in all respects to the Common Stock except for voting rights and the Preferred Stock and Common Stock participate in the exact same manner as to dividends and earnings and losses and liquidation rights and, therefore, have been included in the computation of weighted average common shares in the amount that would have been issuable had they been converted to the Company's primary class of  Common Stock.

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

Summary of Significant Accounting Policies (Cont'd)

If the Company had generated earnings during the year ended October 31, 2003, 1,122,133 common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the year ended October 31, 2002, approximately 100,000,000 common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.  No stock options and warrants were outstanding and exercisable with exercise prices below the average share price for either period. 1,122,133 and 100,000,000 weighted shares were determined to be issuable upon the conversion of the Company's Convertible Debt for the fiscal years ended October 31, 2003 and 2002, respectively. The 2003 and 2002 computation of diluted earnings per share did not include the weighted effects of 16,416,666 and 10,000,000 warrants and stock options, respectively, because their respective exercise prices were greater than the corresponding market value per share of the Company's common stock.

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

The above-mentioned shares issued to Gordon Scott Venters, Todd Nugent, John Venters and Dr. Harold Terry have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

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

10. Subsequent Events

In December 2003, the Company issued a total of 3,045,000 shares of restricted common stock; 2,500,000 of which were sold to Dr. Harold K. Terry for $250,000 cash, and 545,000 were issued to UTEK Corporation pursuant to a six-month technology advisory agreement valued at $60,000. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

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