Form 10QSB/A
period 2004-04-30
MAGIC MEDIA NETWORKS INC
filed 2004-07-21
CIK 1109067

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

SIGNATURES

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets
	April 30, 2004 (unaudited)	October 31, 2003

ASSETS

Current Assets:
Cash and Cash Equivalents	$457,709	$25,658
Prepaid Expenses	0	0

Total Current Assets	457,709	25,658

Property and Equipment - Net	86,971	27,525
Acquired Amortizable Intangible Assets - Net	3,130	3,280

Total Assets	$547,810	$56,463

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and Accrued Expenses Payable	139,329	106,917
Payroll Taxes Payable	64,992	41,608
Accrued Officer's Salary under Employment Agreement	0	40,165
Convertible Notes Payable – Related Party	200,000	160,000
Note Payable- La Jolla Cove Investors (New)	300,000	0

Total Current Liabilities	704,321	348,690

Note Payable- La Jolla Cove Investors (New)	0	300,000

Total Liabilities	704,321	648,690

Stockholders' Deficit
Preferred Stock, Series A Convertible ($0.0001 par value)
5,576,923 Shares Authorized 5,076,923 Shares Issued (5,576,923 in 2003)	227,586	250,000
Preferred Stock, Series B Convertible ($0.0001 par value)
3,750,000 Shares Authorized and Issued	150,000	150,000
Common Stock
40,673,077 ($0.0001 par value) Shares Authorized
22,370,365 Shares Issued (14,684,698 in 2003)	2,927,591	1,535,577
Deficit Accumulated since Quasi-reorganization October 31, 1999	(3,461,689)	(2,527,804)

Total Stockholders' Deficit	(156,511)	(592,227)

Total Liabilities and Stockholders' Deficit	$547,810	$56,463

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

Note 3 - Stockholders' Deficit

            Stock Issued for Cash

            During the three months ended January 31, 2004, the Company issued 2,500,000 shares of restricted common stock to Dr. Terry for $250,000 or $0.10 per share. During the three months ended June 30, 2004, stock options pursuant to the Company's consultants' stock option plan of September 2003, were exercised as follows: 2,500,000 shares at $0.10 per share; and 1,666,667 shares at $0.15 per share; for total proceeds to the Company for working capital of $500,000. The shares issued to Dr. Terry have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibit 31.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer

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