Form 10QSB
period 2004-07-31
MAGIC MEDIA NETWORKS INC
filed 2004-09-21
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Applicable only to corporate issuers
As of September 15, 2004 (the most recent practicable date), there were 23,408,058 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

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

SIGNATURES

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets
	July 31, 2004 (unaudited)	October 31, 2003

ASSETS

Current Assets:
Cash and Cash Equivalents	$294,521	$25,658
Prepaid Expenses	0	0

Total Current Assets	294,521	25,658

Property and Equipment - Net	105,596	27,525
Acquired Amortizable Intangible Assets - Net	3,055	3,280

Total Assets	$403,172	$56,463

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and Accrued Expenses Payable	138,446	106,917
Payroll Taxes Payable	95,333	41,608
Accrued Officer's Salary under Employment Agreement	0	40,165
Convertible Notes Payable - Related Party	200,000	160,000
Note Payable- La Jolla Cove Investors (New)	300,000	0

Total Current Liabilities	733,779	348,690

Note Payable- La Jolla Cove Investors (New)	0	300,000

Total Liabilities	733,779	648,690

Stockholders' Deficit
Preferred Stock, Series A Convertible ($0.0001 par value)
5,576,923 Shares Authorized -0- Shares Issued (5,576,923 in 2003)	0	250,000
Preferred Stock, Series B Convertible ($0.0001 par value)
3,750,000 Shares Authorized and Issued	150,000	150,000
Common Stock
40,673,077 ($0.0001 par value) Shares Authorized
22,878,058 Shares Issued (14,684,698 in 2003)	3,155,177	1,535,577
Deficit Accumulated since Quasi-reorganization October 31, 1999	(3,635,784)	(2,527,804)

Total Stockholders' Deficit	(330,607)	(592,227)

Total Liabilities and Stockholders' Deficit	$403,172	$56,463

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations July 31, 2004 and July 31, 2003 (unaudited)

	Three Months Ended		Nine Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003

Net Sales	$15,686	$8,075	$54,318	$23,174

Selling, General and Administrative Expenses	178,019	152,149	640,158	443,935
Consulting Expenses	1,400	0	492,400	0
Interest Expense	10,363	6,942	29,740	18,848

Total Expenses	189,782	159,091	1,162,298	462,783

Net Loss before Income Taxes	(174,096)	(151,016)	(1,107,980)	(439,609)

Income Tax Expense	0	0	0	0

Net Loss	$(174,096)	$(151,016)	$(1,107,980)	$(439,609)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)	$(0.05)	$(0.03)

Weighted Average Common Share Equivalent Outstanding	26,628,058	13,957,380	24,349,398	13,271,927

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows

	Nine Months Ended
	July 31, 2004 (unaudited)	July 31, 2003 (unaudited)

Operating Activities:
Net Loss	$(1,107,980)	$(439,609)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	12,258	7,250
Stock Issued for Services	223,600	7,467
Extension of Stock Options for Consulting Services	391,000	0
Write-off of Prepaid Legal Fees	0	10,000
Increase in Payables and Accrued Expenses	45,089	142,430

Cash Used by Operating Activities	(436,033)	(272,462)

Financing Activities:
Proceeds from Issuance of Common Stock	750,000	31,500
Proceeds from Issuance of Convertible Debentures	0	1,606
Proceeds Note Payable - Related Parties	40,000	100,000
Segregation of Cash to Cash-Restricted	0	(11,052)

Cash Generated by Financing Activities	790,000	122,054

Investing Activities:
Acquisition of Fixed Assets	(85,104)	(11,892)
Acquisition of Intellectual Property	0	(300)

Cash Used by Investing Activities	(85,104)	(12,192)

Increase (Decrease) in Cash and Cash Equivalents - Unrestricted	268,863	(162,600)
Cash and Cash Equivalents-Beginning	25,658	195,085

Cash and Cash Equivalents-Ending	$294,521	$32,485

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.

Notes to Interim Consolidated Financial Statements
July 31, 2004
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

Note 2 - Notes Payable

            Convertible Notes Payable - Dr. Terry

            On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note originally due April 15, 2004, which has been extended to April 15, 2005. On October 12, 2003, the Company issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. The notes were issued to document Dr. Terry's loans to the Company. The proceeds of the loans were used for working capital.

            Note Payable (New) - La Jolla Cove Investors, Inc.

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

Note 3 - Stockholders' Deficit

            Stock Issued for Cash

            During the three months ended January 31, 2004, the Company issued 2,500,000 shares of restricted common stock to Dr. Terry for $250,000 or $0.10 per share. During the three months ended June 30, 2004, stock options, pursuant to the Company's consultants' stock option plan of September 2003, were exercised as follows: 2,500,000 shares at $0.10 per share; and 1,666,667 shares at $0.15 per share; for total proceeds to the Company for working capital of $500,000. The shares issued to Dr. Terry have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.  No shares were issued for cash during the three months ended July 31, 2004.

            Stock Issued for Services

            During the three months ended January 31, 2004, the Company issued a total of 954,000 shares of restricted common stock for services. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.    Of the total, the Company issued 545,000 shares to UTEK Corporation, pursuant to a six-month technology advisory agreement entered into in November 2003. The shares to UTEK Corporation were valued at the approximate market value at the time of the initial agreement, $60,000, of which $25,000 was charged to consulting expense in the quarter ended January 31, 2004 and the balance of $35,000 in the quarter ended April 30, 2004. The Company also issued 409,000 shares to ten individuals for services, including 100,000 shares for business consulting, valued at $40,000; and 309,000 shares, valued at $123,600, for computer and web design and sales and office services. The 409,000 shares were valued at $0.40 per share, which approximated market value at the date of issuance. No shares were issued for services during the three months ended July 31, 2004.

            Stock Issued for Equipment

            In March 2004, the Company issued 15,000 shares of its common stock to Stephen Hammer as partial payment for equipment. The shares were valued at $0.33 per share, for a total of $5,000, which was the approximate market value at the date of issuance.  The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein. No shares were issued for equipment during the three months ended July 31, 2004.

            Common Stock Options and Warrants

            In September 2003, the Company granted options to two individuals, pursuant to consulting agreements to purchase 3,208,334 and 3,208,333 shares of common stock, for a total of 6,416,667 shares. The options, with an original expiration date of March 5, 2004 gave the right to purchase shares of common stock at exercise prices of $0.10 to $0.25, or an average of $0.1558 per share. The number of shares of common stock to be received by each of the grantees of the options, upon exercise, was limited so that each would not beneficially own more than 10% of the then outstanding shares of common stock. During the three months ended April 30, 2004, the expiration date of the remaining 2,250,000 unexercised options was extended to April 2, 2004 and re-extended to June 30, 2004. At the time of the extension, the extended options had intrinsic value of $332,500. Pursuant to the Black-Scholes valuation method, the options at the time of the extension had fair value of $391,000 which has been reflected as an addition to Common Stock in the Company's Consolidated Balance Sheet as at July 31, 2004 and as an offsetting additional Consulting Expense of $391,000, as reported in the Consolidated Statement of Operations for the three months ended April 30, 2004. On June 30, 2004, the expiration date of the remaining 2,250,000 options was extended to September 30, 2004. No additional charge to Consulting Expense was made as a consequence of this extension.

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

            Employment Agreements

            Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an original three-year employment agreement which began October 1, 1997. The agreement provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively. Since the end of the term of the employment agreement, September 30, 2000, Mr. Venters has, with the approval of the Board of Directors, continued in his positions with the Company and his salary has continued to accrue at the same level as in the last year of the agreement. The employment agreement has been renewed to October 31, 2004. The accrued but unpaid portion of Mr. Venters' cash compensation is carried as a current payable and reflects any payments made through July 31, 2004 and October 31, 2003. The amounts owing on those dates were $-0- and $40,165, respectively.

Note 5 - Related Party Transactions

            In March and October 2001, Mr. Gordon Scott Venters received a total of 5,576,923 shares of Series A Preferred Stock in exchange for a total of $250,000 of salary owed to him. In July 2002 and October 2003, he received a total of 3,750,000 shares of Series B Preferred Stock, in exchange for a total of $150,000 of salary owed to him. In February and March 2004, Mr. Venters converted 500,000 shares of Series A Preferred Stock into 50,000 shares of Common Stock. On May 20, 2004, the remaining outstanding 5,076,923 shares of Series A Preferred Stock were converted into 507,693 shares of common stock. The shares of Series B Preferred Stock are convertible into 3,750,000 shares of common stock and have the equivalent voting rights of 15,000,000 shares of common stock. As of July 31, 2004 and October 31, 2003, Mr. Gordon Scott Venters was owed $-0- and $40,165 for accrued, but unpaid, salary under his employment agreement, at those dates, respectively.

            Dr. Harold Terry, the owner of more than 25% of the Company's common stock acquired 2,500,000 additional shares of common stock from the Company during the three months ended January 31, 2004 for cash consideration of $250,000. Dr. Terry, who assumed the Company's contractual obligation to acquire the building housing its office facilities for $480,000, has continued to lease the building to the Company, on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Dr. Terry has also consented to the use of the property as collateral for the $300,000 La Jolla promissory note. On November 24, 2003, Dr. Terry advanced the Company $40,000. This was in addition to $160,000 previously advanced and described in Note 2- Notes Payable, Convertible Notes Payable - Dr. Terry. As of July 31, 2004 and October 31, 2003, the Company was indebted to Dr. Terry for accrued rent in the amounts of $85,500 and $45,000, respectively and accrued interest in the amounts of $12,157 and 3,304, respectively.

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

Note 7 - Subsequent Events

            On August 27, 2004, the Company entered into a six-month public relations and investor relations services agreement with Mirador Consulting, Inc. The Company has agreed to pay the consulting company cash compensation of $4,000 per month and to issue, for nominal consideration, 250,000 shares of the Company's restricted common stock upon execution of the agreement and 250,000 additional shares on or before November 15, 2004.

            On September 15, 2004, the Company issued a total of 530,000 shares of restricted common stock for services: 250,000 for public relations and investor relations services in accordance with the August 27, 2004 Mirador Consulting, Inc. agreement; 50,000 for consulting services; 80,000 for independent sales personnel and 150,000 for employees. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein. The shares were valued at $0.10 per share which approximated the market value at the date of issuance.

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

            We currently have a total of approximately 130 locations installed and broadcasting Bar TV on a daily basis. We have 77 locations in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We believe that this base of anchor locations has established our regional footprint in the Southeast Florida corridor which covers the highly populated and affluent counties of Palm Beach, Broward and Miami-Dade. We also have 39 locations in Central Florida (metropolitan Orlando and Tampa) and 14 in the Florida Keys.

            We plan to now concentrate and consolidate our location base throughout Central and South Florida. We are targeting well-known, high-traffic and highly visible bars, taverns and nightclubs to broadcast our ads and content.

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

            We anticipate a regional marketing plan that will include print and direct mail and attendance at trade shows and a website which will feature all of the information necessary for media professionals to make an educated decision on media placement. In March 2004, we licensed exclusive advertising rights to the Orlando Sentinel newspaper, a subsidiary of the Tribune Company, to sell the advertising on our Bar TV broadcast in the Orlando market.  The terms of the agreement are a 50-50 split of gross revenues from advertising. In September 2004, we entered into an advertising contract with a major car dealer for the first advertising under the Orlando Sentinel agreement.

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

            We have successfully completed the beta testing of our Gym TV network of locations with Gold's Gym franchisees at 13 locations in South Florida. We attended the National Fitness Trade Show, which was held in Las Vegas from September 8 through September 12, 2004 and were able to execute new agreements for Gym TV locations in Georgia, and North Carolina and received indications of interest from gym owners in California, Nevada and Washington as part of our national roll out. We are now broadcasting to 31 locations and are awaiting installation of our equipment at an additional 21 facilities.

            Other than through Gym TV, our Destination Television subsidiary has not expanded, and at the present time doesn't intend to expand its broadcast brand into any other types of locations.

            As part of our longer-range planning, we are in the very early stages of developing a business plan for establishing a network geared to travelers, both business and vacation. Only after further testing and a determination as to the adequacy of our resources will we decide whether to go forward with this concept. This network of locations is to be known as Hotel TV. Due to our aggressive expansion of our Gym TV broadcasts, it is unlikely that we will actively pursue hotel broadcasting in the foreseeable future. We are currently considering, however, making acquisitions in the hotel television sector.

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

            Employees

            We currently have six full-time employees and also employ two independent commission sales representatives. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide services on an as-needed basis.

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

Three months ended July 31, 2004 and three months ended July 31, 2003

Sales

            In the three months ended July 31, 2004, we had incidental sales in the nominal amount of $15,686. This compares to nominal sales of $8,075 in the three months ended July 31, 2003. Our sales were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations within Florida to attract national and regional advertisers.

Expenses

            Selling, general and administrative expenses, for the quarter ended July 31, 2004, excluding consulting expenses, increased $25,870 or 17%, to $178,019 from $152,149 in the comparable 2003 quarter. In the July 2004 quarter, our major expenses included $60,377 for independent sales and production personnel; $13,500 for rent; $8,775 for professional expenses and $33,250 for officer's salary. In the comparable July 2003 quarter, our major expenses included $59,437 for independent sales and production personnel; $13,500 for rent; $36,730 for professional expenses and $33,250 for officer's salary.

            Consulting expenses were $1,400 for the quarter ended July 31, 2004. We did not have any consulting expenses in the comparable 2003 quarter.

            Interest expense for the quarter ended July 31, 2004, increased $3,421 or 49.3% to $10,363 from $6,942 in the comparable 2003 quarter. Interest expense for the 2004 quarter consists of the accrual of interest on the La Jolla and Terry notes and payroll taxes payable.

Losses

            Our net loss, before taxes, increased $23,080 or 15.3% from $151,016, in the July 31, 2003 quarter, to $174,096 in the quarter ended July 31, 2004. Although we have substantial tax carry-forwards, we have not reduced our net loss for the quarter by any tax benefit because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

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

Loss per Share

            The basic and diluted loss per share of common stock, in the fiscal quarter ended July 31, 2004, was $(0.01), compared to $(0.01) in the comparable quarter of fiscal 2003. The loss per share was computed by dividing the net loss, by the weighted average common and equivalent shares outstanding. In the fiscal 2004 quarter, the weighted average, which includes the weighted average number of common shares into which the preferred stock is convertible, was 26,628,058 compared to 13,957,380 in the fiscal 2003 quarter. For the purpose of computing loss per share of common stock, the Series A and Series B Preferred Stock are treated as if they were separate classes of common stock as the rights and attributes of the common shares and preferred shares are identical in all respects except for voting rights.

Nine months ended July 31, 2004 and nine months ended July 31, 2003

Sales

            In the nine months ended July 31, 2004, our sales were $54,318 compared to $23,174 in the nine months ended July 31, 2003.

Expenses

            Selling, general and administrative expenses, for the nine months ended July 31, 2004, excluding consulting expenses, increased $196,223 or 44.2%, to $640,158 from $443,935 in the comparable 2003 nine-month period. In the nine months ended July 31, 2004, our major expenses included $283,777, of which $123,600 was paid in stock in lieu of cash, for independent sales and production personnel; $40,500 for rent; $34,725 for professional expenses; and $99,750 for officer's salary. In the comparable July 2003 nine months, our major expenses included $93,850 for independent sales and production personnel; $40,500 for rent; $62,086 for professional expenses; and $99,750 for officer's salary.

            Consulting expenses were $492,400 for the nine months ended July 31, 2004, which included a non-cash expense of $391,000, representing the fair value of the extension of consultants' options to June 30, 2004; and $100,000, paid in stock in lieu of cash. We did not have any consulting expenses in the comparable 2003 nine months.

            Interest expense for the nine months ended July 31, 2004, increased $10,892, or 57.8%, to $29,740 from $18,848 in the comparable 2003 nine-month period. Interest expense for the 2004 nine-month period consists of the accrued interest on the La Jolla and Terry notes and payroll taxes payable.

Losses

            Our net loss, before taxes, increased $668,371 from $439,609, in the July 31, 2003 nine months, to $1,107,980 in the July 31, 2004 nine-month period. Included in our loss was the $391,000 non-cash charge for the fair value of the extension of consultants' options. Although we have substantial tax carryforwards, we have not reduced our net loss for the nine months by any tax benefit because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

Loss per Share

            The basic and diluted loss per share of common stock, in the nine months ended July 31, 2004, was $0.05, compared to $0.03 in the comparable nine-month period of fiscal 2003. The loss per share was computed by dividing the net loss, by the weighted average common and equivalent shares outstanding. In the fiscal 2004 nine months, the weighted average, which includes the weighted average number of common shares into which the preferred stock is convertible, was 24,349,398 compared to 13,271,927 in the fiscal 2003 nine months. For the purpose of computing loss per share of common stock, the Series A and Series B Preferred Stock are treated as if they were separate classes of common stock as the rights and attributes of the common shares and preferred shares are identical in all respects except for voting rights.

Liquidity and Capital Resources

            As of July 31, 2004, we had a net working capital deficit of $439,258, which compared to a net working capital deficit of $323,032 at October 31, 2003. This excess of current liabilities over current assets has caused us to defer the timely payment of outstanding liabilities including accounts payable, officer's salaries, rent payments and payroll taxes. Dr. Terry's agreement to defer rent payments together with his advancing funds to us has allowed us to continue to operate while having a working capital deficit.

            As of July 31, 2004, we had cash of $294,521 as compared to $25,658, on October 31, 2003, and $457,709, on April 30, 2004.

            At July 31, 2004, the total of our accounts payable, payroll taxes payable and accrued expenses payable was $233,779, for an increase of $45,089 from $188,690 at October 31, 2003. Our current liabilities were $733,779 at July 31, 2004 for an increase of approximately $385,000 from October 31, 2003, which primarily was the result of the re-categorizing the La Jolla promissory note of $300,000, from long-term liability to current liability as its maturity date, at July 31, 2004, was less than one year from the statement date.

            We did not generate cash from operations at any time in the period beginning November 1, 1999 through July 31, 2004. In fact, our operating activities consumed cash of $343,874 in the fiscal year ended October 31, 2003 and $436,033 in the nine months ended July 31, 2004.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During fiscal year 2003, our financing activities provided total funds of $191,500. Similarly, our financing activities provided total funds of $517,667 for fiscal year 2002. During the first nine months of fiscal year 2004, we issued $1,013,600 of our securities, which included $973,600 of common stock, and a $40,000 convertible note, in exchange for $790,000 cash and $223,600 in services. Similarly, our financing activities provided cash and services of $133,106 and $7,467 for the first nine months of fiscal year 2003.

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

Capital Expenditures

            In fiscal year 2003, we acquired equipment in the amount of $15,248, which compared to $11,351 in fiscal year 2002. During the nine months ended July 31, 2004, we purchased equipment for $85,104 of which $5,000 was paid for with our stock in lieu of cash. This compares to $11,892, all in cash, in the comparable 2003 nine-month period.

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

PART II
OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            On May 20, 2004, Gordon Scott Venters converted 5,076,923 shares of our Series A Preferred Stock into 507,693 shares of our common stock.

            As of July 31, 2004, we had 22,878,058 shares of common stock outstanding. As of the same date, we had 3,750,000 shares of Series B Preferred Stock outstanding.

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

(b)	No reports on Form 8-K were filed during the three months ended July 31, 2004

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

September 20, 2004	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director