Form 10KSB
period 2004-10-31
MAGIC MEDIA NETWORKS INC
filed 2005-02-15
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]      Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended October 31, 2004
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Magic Media Networks, Inc. had total revenue of $55,818 for the fiscal year ended October 31, 2004.

The aggregate market value of the stock held by non-affiliates (21,096,472 shares) computed by reference to the closing price of such stock ($0.12), as of February 11, 2005, was $2,531,576.

As of February 11, 2005, there were 31,690,412 shares of common stock of Magic Media Networks, Inc. outstanding.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

          Magic Media Networks, Inc. ("we" or "the Company") is a media production and promotion company focused primarily on the television advertising industry. Our subsidiary, Destination Television Inc., provides access to our private television networks, Bar TV™, Gym TV™ and Hotel TV™, that deliver national, regional, local advertising content to high traffic leisure destinations.

          Our primary business is the production and distribution of television commercials designed to influence consumers' purchasing decisions. We provide proprietary advertising concepts, which we produce, as well as advertising content provided by our advertisers.

          Our digital networks allow for content to be specific for each targeted demographic group. We promote our networks as being able to increase exposure and brand recognition and strengthen the influence of consumer purchasing decisions, both at the point-of-purchase as well as at the retail level.

          Our digital technology and premium locations provide advertisers with instant delivery and flexibility of content that can be unique to each location, which allows our clients the ability to change their programming or select a specific location to target-market potential consumers.

          Our private television networks are not currently regulated by the FCC, which offers distribution opportunities to companies that are unable to advertise their products on conventional networks or cable television.

            Our revenue is derived from the production and sale of custom advertising and the subsequent airing of the ads on our Bar TV, Gym TV and Hotel TV networks. We offer leisure destinations, primarily bars, taverns and nightclubs, for Bar TV and health clubs and gyms, for Gym TV and hotels and resorts, for Hotel TV, a system consisting of hardware and software and if necessary, television monitors to distribute our programming.

Corporate History

            Magic Media Networks, Inc. is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. to design, manufacture and distribute a patented vibrating massage device for installation in hotel and motel beds.  In 1979, we began attempts to diversify our operations and sought opportunities in other industries.  In 1984, we acquired, in a reverse merger, a 100% interest in Flash Entertainment, Inc., a Florida film, production and distribution corporation.  Since then, we have undergone a series of corporate restructurings. By amendment of our certificate of incorporation, our name was changed in 1999 to Magicinc.com and in April 2002 our name was changed to our current title, Magic Media Networks, Inc. Through the period ended October 31, 1999, we devoted substantially all of our efforts to reorganizing our financial affairs and settling our debt obligations. During the fiscal years ended October 31, 2000 and October 31, 2001, we were engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, we redirected our business focus to the production of commercials and sale of advertising content to bars, taverns and nightclubs. In November 2002, we formed Bar TV, Inc., a Florida corporation, to distribute and expand our advertising network. On August 4, 2003, we formed Destination Television, Inc. to focus on the "out of home" (OOH) private television network sector. On November 1, 2004, we formed Hotel TV, Inc. to provide advertising services in hotels and resorts, and on December 31, 2004, we acquired National Hotel Television Network, Inc. and its affiliated company, ALW Communications, Inc.

            Our executive offices are located at 530 North Federal Highway, Fort Lauderdale, Florida 33301 and our telephone number is (954) 764-0579. Our website address on the Internet is www.magicmedia.com.

            Strategy

            We have revised our business model to concentrate on the concept that "leisure destinations drive traffic to retail locations." We have developed relationships with leisure destinations such as bars, taverns, nightclubs, gyms, health clubs and most recently through acquisition, we now operate in hotels and resorts in desirable tourist areas.

            We plan to limit our active solicitation of advertising customers for our Bar TV and Gym TV networks but will now concentrate on promotional events instead; whether it is, for example, the launch of a new alcoholic beverage that we can promote in our nightclubs or a new vitamin enriched health drink that can be sold in the gyms. In addition, we intend to derive the majority of our revenues with strategic alliances and agreements with retail locations whereby they pay a fee to be on our network and "pass- through" national advertisers that pay the retailer "slotting" fees or co-op fees.

            We also will direct our attention to obtaining our business through national and regional advertising agencies and promotion and public relation firms. We will attempt to be a venue of choice for major promotions, whether the ultimate sale takes place in the retail location that is part of our network or it brings the customer out of our leisure destination to a retail establishment off premises.

            We currently have a total of approximately 135 locations installed and broadcasting Bar TV on a daily basis. We have 88 locations in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We believe that this base of anchor locations has established our regional footprint in the Southeast Florida corridor, which covers the highly populated and affluent counties of Palm Beach, Broward and Miami-Dade. We also have 37 locations in Central Florida (metropolitan Orlando and Tampa) and 10 in the Florida Keys. Approximately one-half of these locations are not actively engaged in our network and may be removed by us, may discontinue their association with Bar TV or may again become active participants.

            We believe that our business model can only be successful if we are able to attract national and major regional advertisers for major promotions. In order to accomplish this goal, we must continue to place our broadcast in high traffic locations in the entertainment districts throughout the United States. There is no assurance that we will able to enter into agreements with a sufficient number of business locations within the United States to interest the advertisers we are seeking.

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

           We utilize as "backbone" or "core" content, movie trailers of first-run motion pictures from the major motion picture studios, including Twentieth Century Fox, Columbia Pictures, MGM, Warner Bros., Paramount Pictures and Universal highlighting upcoming releases, and music videos. The movie trailers, which are rated as suitable for general audiences, are supplied to us, without charge, by Fahlgren Entertainment, Inc., an Atlanta based entertainment oriented advertising and public relations agency.  Fahlgren Entertainment, Inc. has agreements with the studios to receive print and ad ("P & A") marketing materials, which they provide to third-party entertainment companies such as our company to expand the "P & A" promotion of upcoming theatrical releases. The music videos, which are promotions for upcoming album releases, are provided to us by Elektra Music, which include videos by Warner, Atlantic Records and Elektra, and by Epitaph Records.

            We then schedule local, regional and national advertisements, before and after the filmed movie trailers.  Because music is generally played in our locations by disk jockeys or juke boxes, it is necessary that our broadcasts of movie trailers and music videos and ads be graphically intensive and without sound.

            We currently do not receive any direct revenues from these trailers and videos, but we are free to use them as content in our broadcasts to the locations that comprise our network. In exchange for allowing us to broadcast our ads and content to their location to be viewed by their patrons, we provide free advertisements, which includes producing a five-second static advertisement for the retail location utilizing its logo, address, website address and phone number. We also provide an "event calendar" with digital photographs of patrons and employees and allocate up to two minutes of airtime per hour of broadcast to their location.

            We maintain a similar relationship with our Gym TV locations, except that in addition to providing the businesses with free advertisements, we pay the locations, on a pro-rata basis, from 10% to 33% of the gross ad revenue.

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

            Network Program

            Our "networks," which is the term we use to describe our groups of locations that permit their patrons to view our broadcasts, offer advertisers the ability to target specific demographics on a site-by-site basis. Placing monitors in high traffic leisure destinations such as sports bars, taverns, nightclubs, gyms and health clubs, increases exposure and ad impressions. The monitors are profiled based on specific characteristics of their audience, including age, gender, race and income. This is not accomplished scientifically, but by word-of-mouth and anecdotal observation, which we believe to be reliable. Some examples of the type of information which may be helpful for advertisers are the price of drinks in a bar, which gives information as to patrons' income; the breakdown by sexes, which might indicate the type of drink, which would appeal to a particular gender; the types of cars and trucks in the parking lot, are all items of information that may be useful to advertisers in determining the demographics make-up of the viewing population.  This information availability allows us to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups.

            Our advertising monitor plays a repeating or looping sequence of advertising and programming.  As currently configured, a broadcast consists of 120 thirty-second advertising spots per hour.  The broadcast in each specific area can support 240 thirty-second airing slots, including entertainment spots, on the DVD installed at each location. New technology has been announced that may make available to us double-layered DVDs that can provide increased storage and broadcast availability. We intend to make use of this technology when it becomes available.

            Installation costs for a new site include the cost of acquiring hardware and the cost of installing equipment.  The fully installed average per site cost for a typical location with a single video monitor is approximately $600.  Some sites may contain multiple monitors. We secure three-year placement contracts for locations to install monitors.  There is no monthly recurring fee for the retail establishment that wants the monitors installed and we do not permit ads of competing bars and restaurants to be broadcast to the retail locations that form our network.  The retail establishment is responsible for supplying electricity to the equipment and keeping the monitor on, during normal business hours. As compensation for allowing us to place our monitors in their business location, which at present is generally a busy bar, tavern or nightclub, the retail establishment receives free advertising spots. We usually provide the business location with at least one minute of advertisements that air, without charge, at least twice per hour. The location may display, without charge, its monthly event calendar, five-second static ad and photo gallery that are all updated monthly at minimal cost to us.

            Advertising Sales

            Our strategy is to derive a significant portion of our revenue from advertisements placed on our network.  We are attempting to procure national advertisers, primarily through advertising and promotion agencies and public relations firms that have the ability to direct promotion funds to our networks. Examples of products that are constantly having special promotions are automobile manufacturers and fashion firms. We are also seeking advertisers that are looking for alternate media to promote their products that are limited by law or tradition as to their advertising options. We also look for opportunities for advertisers whose products can be sold immediately on an impulse basis such as beverages in a Bar TV location and health foods and supplements in a Gym TV location.

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

            Competition

            Competition for advertisers is intense. We will be competing with similar networks and also with radio, television and cable companies and other forms of advertising including newspapers, magazines, the Internet, direct mail and billboards. We believe that our strategy of offering advertising in leisure destinations provides particular advertisers with access to a select clientele at attractive rates with favorable brand recall and significant point-of-purchase potential. We expect to compete with these forms of advertising on the basis of price and our ability to reach potential customers at the point of purchase. A large number of companies that provide advertising in the point-of- purchase segment of the advertising industry and other sectors have significantly greater financial, marketing, technical and other resources than we have. Potential competitors may be able to devote greater resources to marketing promotional campaigns, adopt more aggressive pricing policies and devote more resources to technology than we can. Increased competition may reduce our market share and may require us to reduce advertising rates and therefore lower our operating margins. We may not be able to compete successfully against current and future competitors. There can be no assurances that we will be able to obtain the desired results from our business strategy or to be profitable.

            Gym TV

            We plan to expand the Bar TV concept, which is directed at a specific demographic population focused on patrons of bars, taverns and nightclubs, to a concept focused on health club members, which will be part of our business unit, Destination Television. We believe that manufacturers and retailers that market health related products such as vitamins, health foods, bicycles, athletic equipment and sporting events will be anxious to direct part of their promotional budget to a specific sector of the population. We believe that the health club/gym market is well suited to our concept that "leisure destinations drive traffic to retail locations."

            We completed the beta testing of our Gym TV network at locations with Gold's Gym franchisees in South Florida. We attended the National Fitness Trade Shows, and were able to execute new agreements for Gym TV locations in several additional states as part of our national roll out. We are now broadcasting to 33 locations and are awaiting installation of our equipment at an additional 33 facilities.

            In addition to having made application to register the trademark for Bar TV™, we have made application to register the trademark of the Gym TV™ and Hotel TV™ brands with the United States Patent and Trademark Office under Section 038 of narrowcast media/audio in out-of- home (OOH) locations.

            Acquisition of National Hotel Network and ALW Communications

            On December 31, 2004 we completed the acquisition of all of the issued and outstanding stock of National Hotel Network, Inc. ("NHN") and ALW Communications, Inc. ("ALW"). The combined purchase price of the transactions was $100,000 cash (for the stock of NHN) and 1,282,353 shares of our common stock (for the stock of ALW). We acquired NHN and ALW from Alec Lindenauer and Lou Wolfson, both of whom entered into employment agreements with Hotel TV, Inc., a wholly owned subsidiary of the Company on December 31, 2004.

            We plan to integrate the new acquisitions, which will be operated under the brand Hotel TV, Inc., with our existing operations, Bar TV and Gym TV so as to offer national advertisers an opportunity to reach a targeted audience at leisure destinations at relatively reasonable advertising rates.

            Description of the Acquired Companies

            Founders Alec Lindenauer and Lou Wolfson established ALW Communications, Inc. in August 2002 and shortly thereafter, the concept for the City Traveler television program was introduced to South Florida's largest and most well known hotels. The show is an in-room television program designed to be a hotel guest's visual guide to the area. Each episode runs in a continuous loop on a dedicated channel, giving guests 24-hour access to an "insider's look" at the area's finest restaurants, attractions and shopping destinations. In May 2003, the show went live and now airs in 27 premier hotels in the Greater Miami and Fort Lauderdale areas. The City Traveler television show is currently offered at no cost to hotels and is broadcast from equipment installed in each hotel by independent contractors paid by ALW Communications, Inc. Hotels traditionally grant City Traveler exclusive broadcast rights for this type of programming.

            Unlike traditional television shows with conventional commercials, City Traveler attracts advertisers by offering advertisements that are actual pieces of a television show. An Emmy award winning production staff works with each client to create a unique 60- to 120-second "advertorial" to entertain, educate and motivate targeted hotel guests. City Traveler episodes consist of 15-30 of these individual segments, each highlighting a specific destination.

            In early 2004, in order to attract national advertisers, the National Hotel Network was formed as a sales organization to represent five companies (including ALW Communications, Inc.) that operate City Traveler-type channels in 11 U.S. cities. Through these local affiliates, the network has a viewer base in more than 470 hotels and 135,000 hotel rooms. Each affiliate independently produces their own travel show, however the National Hotel Television Network has contracts with each to sell customary 30, 60, and 90-second commercials. These contracts require that affiliates may not join a competing network, and that National Hotel Television Network not represent competitors airing programming in the affiliates' local markets.

            We plan to use our capabilities both at Hotel TV and our other divisions to offer our services for producing commercials and other advertising materials. We expect to bill for these services separately from the sale of advertising time. Our production services will be offered to both advertisers and non-advertisers alike.

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

            Employees

            We currently have five full-time employees and also employ eight independent commission sales representatives. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide services on an as-needed basis.

            Mergers and Acquisitions

            In addition to pursuing our revised business model, we are seeking to acquire companies or enter into joint ventures with companies that are in the advertising or promotion fields. We believe that our concept of leisure destinations driving traffic to retail locations is relevant to all forms of advertising, whether in digital or print or sound format. We believe that there are companies, in Florida and elsewhere that could benefit from our capabilities and industry relationships and that can also complement our existing network structure. In light of our limited cash position and relatively high debt load, there is no assurance that we will be able to complete the acquisition of any company.

ITEM 2 - PROPERTY

            We lease, pursuant to an oral agreement, an 8,500 square foot building in Fort Lauderdale, Florida owned by Dr. Harold Terry.  This building houses our administrative offices and computer operations.  The unwritten lease agreement is for $4,500 per month and is on a month-to-month basis. Our Hotel TV division leases additional space in Hollywood, Florida.

ITEM 3 - LEGAL PROCEEDINGS

            We are not involved in any legal proceedings and we are not aware of any material pending litigation, legal proceedings or claims contemplated either against us or on our behalf.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of our security holders during the fiscal fourth quarter ended October 31, 2004.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

            The primary market for our common stock is the OTC Bulletin Board, where it trades under the symbol "MGCN."

            The following table sets forth the high and low closing prices for the shares of our common stock, for the periods indicated, as provided by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Quarter Ending	High	Low

January 31, 2003	$0.03	$0.01
April 30, 2003	0.03	0.01
July 31, 2003	0.07	0.01
October 31, 2003	0.07	0.02

Quarter Ending	High	Low

January 31, 2004	$0.57	$0.03
April 30, 2004	0.53	0.12
July 31, 2004	0.30	0.06
October 31, 2004	0.18	0.07

Price Range of Preferred Stock

            All of the shares of our Series B Preferred Stock are owned by our president, Gordon Scott Venters. There is no public market for our Preferred Stock.

Shareholders

            As of February 11, 2005, we had 31,690,412 shares of common stock outstanding and -0- shares of Series A Preferred Stock and 3,750,000 of Series B Preferred Stock outstanding. All of the Series A Preferred Stock was converted into 557,693 shares of common stock and the Series B Preferred Stock is convertible into 3,750,000 shares of common stock.

            As of February 11, 2004, we had approximately 500 shareholders of our common stock and as of that date we had one shareholder of our Series B Preferred Stock.

            The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

            The holders of the Series B Preferred Stock have rights identical to the holders of the common stock except that each share of the Series B Preferred Stock has the voting rights equivalent to four times the votes of each share of the common stock into which the Preferred shares may be converted.

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

Changes in Securities and Use of Proceeds

Common Stock

            Stock Issuances

            During the fourth quarter of our fiscal year ended October 31, 2004, we issued a total of 530,000 shares of common stock, all for services, as follows:

            On September 15, 2004, we issued a total of 530,000 shares of restricted common stock including 250,000 shares for public relations and investor relations services in accordance with the August 27, 2004 agreement with Mirador Consulting, Inc.; 50,000 shares for consulting services; 80,000 for independent sales personnel and 150,000 for employees. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein. The shares were valued at $0.10 per share, which approximated the market value at the date of issuance.

            As of October 31, 2004, we had 23,408,058 shares of common stock outstanding.

            Subsequent to the end of our October 31, 2004 fiscal year, in the three months ended January 31, 2005, we issued a total 7,982,354 shares of common stock, which included 1,000,000 shares in connection with Mr. Venters' new employment agreement; 50,000 shares to Mr. Venters and 50,000 shares to Mr. Nugent as director's fees; 1,282,354 shares for the purchase of ALW Communications, Inc. and National Hotel Television Network, Inc.; 1,125,000 shares for the exercise of consultant's stock options; 625,000 shares to seven persons for services; 1,250,000 shares to Dr. Terry in conversion of a convertible promissory note; and 2,600,000 shares to Dr. Terry for cash.

            In February 2005, we issued an additional 300,000 shares to Dr. Terry for cash.

            As of February 11, 2005, we had 31,690,412 shares outstanding.

Preferred Stock

            Stock Issuances

            Series B Preferred Stock

            On October 29, 2003, the Company issued 2,500,000 additional shares of Series B Preferred Stock, in exchange for the elimination of $75,000 owed for accrued salaries. The shares were valued at $0.03 per share, which was in excess of the closing price on October 29, 2003 of $0.028.

            The Series B Preferred Stock has identical rights as our common stock except that each share of this series of preferred stock is convertible into one share of common stock. As of October 31, 2004, the Series B Preferred Stock was convertible into a total of 3,750,000 shares of common stock.

Convertible Debt

            Convertible Notes Payable – Dr. Terry

On April 15, 2003, we issued to Dr. H. K. Terry a $100,000 unsecured promissory note originally due April 15, 2004, which has been extended to April 15, 2005. On October 12, 2003, we issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The maturity date of this note was extended to October 12, 2005. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. On October 13, 2004, Dr. Terry advanced us an additional $125,000 for which we issued a one-year promissory note that is convertible, at the holder's option, at $0.10 per share. The notes were issued to document Dr. Terry's loans. The proceeds of the loans were used for working capital. In January 2005, Dr. Terry exercised the right to convert the $125,000 note issued on October 13, 2004 into 1,250,000 shares of our common stock.

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

            Consultants' Options

            In September 2003, we granted options to two individuals, pursuant to consulting agreements to purchase 3,208,334 and 3,208,333 shares of common stock, for a total of 6,416,667 shares. The options, with an original expiration date of March 5, 2004 gave the right to purchase shares of common stock at exercise prices of $0.10 to $0.25, or an average of $0.1558 per share. The number of shares of common stock to be received by each of the grantees was limited so that each would not beneficially own more than 10% of the then outstanding shares of common stock. In February and March 2004, options representing 4,166,667 underlying shares were exercised at $0.10 and $0.15 with proceeds to us of $500,000. Also in March, the expiration date of the remaining 2,250,000 unexercised options was extended to April 2, 2004 and again extended to June 30, 2004. At the time of the original extension, pursuant to the Black-Scholes valuation model, the options were deemed to have a fair value of $391,000 and had been reflected as additional Consulting Expense of $391,000, and was reported in our Consolidated Statement of Operations for the three months ended April 30, 2004. On June 30, 2004, the expiration date of the remaining 2,250,000 options was further extended to September 30, 2004 and was again further extended to the date of partial exercise and subsequent repricing, January 5, 2005.  On that date, all of these outstanding options were either exercised or entirely renegotiated. Due to the modified term of the original extension, the fair value of the options was recalculated.  The recalculation of the fair value of the options resulted in an additional charge of $74,000 to Consulting Expense and was reflected as a 4th quarter adjustment.  The aggregate recognized fair value of the extended options is $465,000 for fiscal year 2004.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

            The following critical accounting policies are important to the portrayal of our company's financial condition and results.

Revenue Recognition:

            All of our revenue is derived from the production and sale of custom advertising and its subsequent airing throughout our Bar TV network. Our primary obligations are to produce a completed video clip ("Production revenue") and to air that clip on our networks for an initial 90-day period ("Air Time revenue"). Production revenue is recognized upon the delivery and acceptance of the produced piece while Air Time revenue is recognized ratably over the 90-day period. Our advertising agreements provide one sum for both services. Management estimates the portion of the contract sum to be allocated to Production revenue based upon the projected production costs to be incurred. The remaining balance is allocated to Air Time revenue. Our network advertising medium is fairly unique and no statistics are currently available to support the nature and extent of our success in reaching a target market. We run produced spots at our own expense in order to generate the quantitative support necessary to eventually market this aspect of our business.

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

Results of operations for the Fiscal Years Ending October 31, 2004 and October 31, 2003

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

             In the fiscal year ending October 31, 2004, we had incidental sales in the nominal amount of $55,818. This compares to the nominal sales of $41,541 in the fiscal year ended October 31, 2003. Our sales were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations to attract national and regional advertisers.

Expenses

            Selling, general and administrative expenses for the fiscal year ended October 31, 2004 increased $761,212 or 106% to $1,480,620 from $719,408 in fiscal year 2003. Included in the increase was $465,000 of consulting expense, which was the calculation of the value attributed to the extension of the term of stock options, which were granted for consulting services. Also included in selling, general and administrative expenses was $276,600 for services paid for with our stock, which was an increase over the prior year of $61,340 when services paid for with stock amounted to $215,260. Included in both periods were officer's salaries of $133,000. Professional expenses were again a major expense at $49,975.  Depreciation expense, for fiscal year 2004, at $17,033 was an increase of $9,033 over the $8,000 of depreciation expense in the 2003 fiscal year. The 129% change in depreciation resulted from an increase of fixed assets of approximately $90,000.

Interest expense increased $2,585 or 7% to $41,193 in fiscal year 2004 from $38,608 in fiscal year 2003. The additional interest expense resulted from an increase in outstanding convertible notes.

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

Losses

            Our net loss before taxes for fiscal year 2004 more than doubled to $1,465,995 from $716,475 in fiscal year 2003. This increase in the loss before taxes of $749,520 was the result of an increase of selling, general and administrative expenses of $761,212 and an increase of interest expense of $2,585, offset by a $14,277 increase in our nominal revenues.

            Although we believe our revised business model may provide for an increase in revenue and a reduction in losses for the year ending October 31, 2005, there can be no assurance that we will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future. The viability of our business plan necessitates that we significantly expand the number of locations that are part of our network to reach that level or critical mass of locations needed to attract advertisers. Without required funding, we will not be able to increase the number of locations and, consequently, we will be unable to secure the necessary advertisers.

Loss per Share

          The basic and diluted loss per share of common stock was $0.06 in fiscal 2004 and $0.05 in fiscal 2003, which was computed by dividing the net loss, by the weighted average common shares outstanding. In fiscal 2004, the weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 24,986,753 compared 13,827,105 in fiscal year 2003. For the purpose of computing loss per share of common stock, the Series A and Series B Preferred Stock are treated as if they were separate classes of common stock and that the rights and attributes of the common shares and preferred shares are identical in all respects except voting rights.

Impact of Inflation

            It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

            We did not generate cash from operations in the period November 1, 1999 through October 31, 2004. Operating activities consumed cash of $621,320 in the fiscal year ended October 31, 2004 and $343,874 in the fiscal year ended October 31, 2003.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During fiscal year 2004, our financing activities provided total funds of $915,000. Similarly, our financing activities provided total funds of $191,500 for fiscal year 2003.

            Our liabilities, all of which are current liabilities (due within one year), were $899,432 at October 31, 2004. Of that amount, $300,000 was due La Jolla pursuant to a secured promissory note and $325,000 was due Dr. Terry pursuant to convertible notes. In addition $99,000 of accrued rent and $15,547 of accrued interest was owed to Dr. Terry. In addition, we owed $98,747 in payroll taxes. Since our fiscal year-end, $125,000 of the Terry notes were converted to our common stock and we raised $402,500 from the sale of stock and the exercise of stock options. We have been keeping our payroll taxes current while we develop a plan to handle the past due liability.

            We have funded our cash needs during the last two fiscal years through the issuance of our common stock and convertible debentures and notes, for cash. We also used our common stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next 12 months through the sale of additional shares of our common stock and/or convertible securities and the possible exercise of outstanding options and warrants. We have filed a Registration Statement under Form SB-2, which has been deemed effective by the SEC, for the sale by La Jolla of up to 10,000,000 shares of our common stock, which may be acquired upon exercise of the 10,000,000 common stock Warrants owned by them. The exercise of the Warrants is determined by a formula in the Warrant Agreement, which is based on the market price and trading volume of our common stock. Any proceeds from the exercise of the Warrants will be used to support our existing and proposed operations including the reduction of our liabilities.  There is no assurance that La Jolla will elect to or will be required to exercise any of their Warrants. There is also no guarantee, that we will be able to raise any additional funds from the sale of our securities or from borrowings or from any other source.

Capital Expenditures

            The only significant capital expenditure we expect to make in the upcoming year is for televisions to be placed in the various locations, primarily Gym TV locations,   that receive and transmit our programming and advertising.

ITEM 7 - FINANCIAL STATEMENTS

            Our audited financial statements for the fiscal years ended October 31, 2004 and October 31, 2003 follow Item 14, beginning at page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            We have not changed our accountant nor have we had disagreements with him on accounting or financial disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

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

(b) Changes in internal controls

            Not applicable

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

            The following is a list of our directors and executive officers, their respective ages and the positions they hold with us.

Name	Age	Positions

Gordon Scott Venters	43	Director, chief executive officer and president
Todd Nugent	46	Director

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

            Todd Waddell Nugent, a private real estate investor for more than the past five years has served as a director on our board since 1996, served as our chief executive officer from July 17, 1996 to December 9, 1996 and as the president of our company's Entertainment Film Partners division from December 9, 1996 to February 17, 1997, when the division was eliminated. Mr. Nugent had previously been chief executive officer of StraDigi Telecommunications, Inc., a telecommunications group and Multi-Channel Video Programming, Inc., a point-of-purchase television company that he had co-founded. Mr. Nugent, a former stockbroker, received his B.A. degree in Business Management from Eckerd College.

AUDIT COMMITTEE

            We do not have an audit committee. Our entire Board of Directors serves as our audit committee. As we add directors to our board, we plan to consider the formation of an audit committee. We have no other committees of the Board of Directors.

COMPENSATION OF DIRECTORS

            Members of our board of directors receive, on an annual basis, shares of our common stock, as payment for services. In 2004 and 2003, directors Gordon Scott Venters and Todd Nugent each received 50,000 shares of common stock. Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at board meetings.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

            Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. We believe that our directors, Gordon Scott Venters and Todd Nugent, have timely filed all requisite forms and that Dr. Harold Terry has not filed all required Forms 3, 4 and 5. Dr Terry has advised us that he is the process of making the necessary filings.

CODE OF ETHICS

            We have adopted a Code of Ethics for all of our employees, directors and officers. It is available for viewing at our website, www.magicmedia.com.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

            The following table provides summary information for the fiscal years 2004, 2003 and 2002 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Gordon Scott Venters, our president and chief executive officer. No other officer earned more than $100,000 during the period.

Summary Compensation Table
		Annual Compensation			Awards	Payouts

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

Gordon Scott Venters, President and Chief Executive Officer	2002	$133,000	0	0	0	0	0
	2003	133,000	0	0	0	0	0
	2004	133,000	0	0	0	0	0

Employment Agreements

            Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provides for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of October 31, 2003 and October 31, 2004, Mr. Venters, was owed $40,165 and $0, respectively, for accrued but unpaid salary.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information concerning the ownership of our common stock and Series B Preferred Stock as of February 11, 2005, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of February 11, 2004, there were: 31,690,412 shares of common stock and 3,750,000 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock and has the equivalent voting rights of four shares of common stock.

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

Name and Address of Beneficial Owner and Relationship to the Company	Class Common	Percent	Series B Pfd. (Percent)		Total common including shares which may be acquired within 60 days		Combined Percent

Gordon Scott Venters 530 N. Federal Highway Fort Lauderdale, FL 33301 President and Director	1,610,417	5.1%	3,750,000	(100%)	5,360,417	(1)	15.1%	(1)

Todd Nugent 23190 Coconut Shores Dr. Bonita Springs, FL 34134 Director	133,050	0.4	0		133,050		0.4

Dr. Harold K. Terry 600 NE 55th Terrace Miami, FL 33137 Beneficial Owner of more than 5% of Class	8,850,473	27.9	0		10,388,935	(2)	31.3	(2)

La Jolla Cove Investors 7817 Herschel Avenue, Suite 200 La Jolla, California 92037 Beneficial Owner of more than 5% of Class	0	0	0		3,482,076	(3)	9.9	(3)

James Chincholl 8682 N. Sundown Trail Parker, CO 80134 Beneficial Owner of more than 5% of Class	2,698,750	8.5	0		2,698,750		8.5

Norman J. Gross 249 Van Dorn St. Alexandria, VA 22304 Beneficial Owner of more than 5% of Class	2,232,233	7.0	0		3,272,131	(4)	10.0	(4)

Directors and Executive Officers as a group (-2-persons)	1,743,467	5.5%	3,750,000	(100%)	5,493,467	(1)	15.4%	(1)

(1) Includes 3,750,000 shares issuable upon conversion of our Series B preferred stock.

(2) Includes 1,538,462 shares which may be issued upon the conversion of $200,000 - 6% convertible promissory notes. Assumes a conversion price of $0.13 per share, which is the average share price of the five days prior to the date of this report. Depending on the actual five-day average price prior to conversion, as many as 4,000,000 shares may be required to be issued upon conversion.

(3) Represents shares issuable upon exercise of warrants to purchase an aggregate of 10,000,000 shares. Under the terms of the agreement with La Jolla Cove, La Jolla is not permitted to exercise warrants if such issuance would result in the holder becoming the beneficial owner of more than 9.9% of our outstanding common stock.

(4) Includes 1,040,898 shares, which are permissible to be issued upon exercise of options. Mr. Gross holds options to acquire up to 1,125,000 shares; however under the terms of our agreement with Mr. Gross, he is not permitted to exercise options if such exercise would result in his becoming the beneficial owner of 10% or more of our outstanding common stock.

Changes in Control

            There are currently no arrangements in place that will result in a change in control of our company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

            On October 29, 2003, Gordon Scott Venters received 2,500,000 shares of the Company's Series B Preferred Stock in exchange for the elimination of $75,000 of accrued salaries. The shares were valued at $0.03 per share, which approximated the market value as of the date of issuance. In July 2002, Mr. Venters received, in exchange for $75,000 of unpaid salary, 1,250,000 shares of Series B Preferred Stock, valued at $0.06 per share, the approximate market value at the date of issuance. As of October 31, 2004 and October 31, 2003, Gordon Scott Venters was owed, for accrued salaries, $0 and $40,165, respectively, pursuant to his employment agreement described above in Item 10, Executive Compensation-Employment Agreement.

            Dr. Harold Terry, the owner of more than 25% of our common stock, acquired 2,500,000 shares of additional common stock from the Company for cash consideration of $250,000 in the fiscal year ended October 31, 2004 and 2,250,000 shares of common stock, for $31,500, during the year ended October 31, 2003.

            In fiscal year 2002, Dr. Terry assumed our contractual obligation to acquire the building housing our office facilities when we were unable to obtain financing to complete the transaction. He acquired the building for $480,000 and orally agreed to continue to lease the building to us on a month-to-month basis at $4,500 per month. Dr. Terry consented to the use of the property as collateral for the $300,000 La Jolla promissory note. During fiscal year 2003, we paid Dr. Terry $9,000 and, with his approval, an additional $45,000 was accrued but not paid and in fiscal year 2004, $54,000 was accrued but not paid. Accrued rent payable to Dr. Terry at October 31, 2004 and October 31, 2003, was $99,000 and $45,000, respectively.

            On April 15, 2003, we issued to Dr. Terry a 6% one-year unsecured promissory note for $100,000. On October 12, 2003, we issued an additional one-year 6% promissory note for up to $100,000 of which $60,000 was advanced as of October 31, 2003 and $40,000 on November 24, 2003. The maturity dates have been extended to April 15, 2005 and October 12, 2005, respectively. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of our common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. On October 13, 2004, we issued an additional one-year 6% unsecured promissory note for $125,000. This note provided for conversion into common stock at $0.10 per share. Total interest accrued on the Terry notes totaled $12,243 in fiscal year 2004 and $3,304 in fiscal year 2003. As of October 31, 2004 and October 31, 2003, accrued interest payable to Dr. Terry was $15,547 and $3,304, respectively.

            Subsequent to the end of fiscal 2004, in the three months ended January 31, 2005, Dr. Terry acquired 3,850,000 additional shares of common stock; 1,250,000 shares by converting the $125,000 October 13, 2004 promissory note and 2,600,000 shares by purchase for $260,000 cash. In February 2005, he acquired an additional 300,000 shares by purchase for $30,000 cash.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No
2.1	Stock Purchase Agreement for National Hotel Television Network, Inc. dated December 31, 2004 (*13)
2.2	Agreement and Plan of Reorganization with ALW Communications, Inc. dated December 31, 2004 (*13)
3.1(a)	Articles of Incorporation (*5)
3.1(b)	Articles of Amendment dated October 2, 2001(*3)
3.1(c)	Articles of Amendment dated April 9, 2002 (*1)
3.1(d)	Designation of Series A Convertible Preferred Stock (*3)(*4)
3.1(e)	Designation of Series B Convertible Preferred Stock (*2)
3.1(f)	Articles of Amendment dated February 25, 1992 (*5)
3.1(g)	Articles of Amendment Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated October 29, 2003 (*7)
3.2	Bylaws (*5)
10.1	Securities Purchase Agreement with La Jolla Cove Investors, Inc. dated September 2002 (*9)
10.2	Registration Rights Agreement with La Jolla Cove Investors, Inc. dated September 2002 (*9)
10.3	7 ¾ % Convertible Note for $300,000 dated September 2002 (*9)
10.4	Warrant to Purchase Common Stock dated September 2002 (*9)
10.5	La Jolla Letter of Addendum dated September 2002 (*9)
10.6	Warrant to Purchase Common Stock dated October 2003 (*7)
10.6(a)	Letter of Clarification of Warrant (*10)
10.6(b)	Agreement of Settlement of La Jolla Cove Litigation dated October 2003 (*11)
10.7	Promissory Note to La Jolla Cove Investors, Inc. dated October 2003 (*7)
10.8	Chincholl Consulting Agreement dated September 2003 (*6)
10.8(a)	Chincholl Stock Option Agreement under Consulting Agreement dated February 2004 (*10)
10.9	Gross Consulting Agreement dated September 2003 (*6)
10.9(a)	Gross Stock Option Agreement under Consulting Agreement dated February 2004 (*10)
10.10	Convertible Promissory Note to Harold K. Terry dated April 2003 (*8)
10.11	Convertible Promissory Note to Harold K. Terry dated October 2003 (*10)
10.12	Strategic Alliance Agreement with UTEK Corporation dated November 2003 (*10)
10.13	Employment Agreement with Gordon Scott Venters dated October 10, 1997 (*5)
10.14	Employment Agreement with Gordon Scott Venters dated November 15, 2004 (*12)
10.15	Employment Agreement for Alec Lindenauer with Hotel TV, Inc. dated December 31, 2004 (*13)
10.16	Employment Agreement for Lou Wolfson with Hotel TV, Inc. dated December 31, 2004 (*13)
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
(*1)	Incorporated by reference to our report on Form 8-K filed April 16, 2002
(*2)	Incorporated by reference to our report on Form 8-K filed July 15, 2002
(*3)	Incorporated by reference to our report on Form 8-K filed October 1, 2001
(*4)	Incorporated by reference to our report on Form 8-K filed March 23, 2001
(*5)	Incorporated by reference to our filing on Form 10-SB filed July 7, 2000
(*6)	Incorporated by reference to our S-8 filing of September 5, 2003
(*7)	Incorporated by reference to our report on Form 8-K filed October 31, 2003
(*8)	Incorporated by reference to our report on Form 10-QSB filed June 20, 2003
(*9)	Incorporated by reference to our report on Form 10-KSB filed February 13, 2003
(*10)	Incorporated by reference to our report on Form 10-KSB filed February 13, 2004
(*11)	Incorporated by reference to our SB-2/A filing of June 14, 2004
(*12)	Incorporated by reference to our report on Form 8-K filed November 18, 2004
(*13)	Incorporated by reference to our report on Form 8-K filed January 6, 2005

(b) Reports on Form 8-K

            No reports were filed on Form 8-K during the three months ended October 31, 2004.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The only professional services rendered by Michael F. Cronin, CPA to the Company for the fiscal years ended October 31, 2004 and October 31, 2003 were audit services, the fees for which were $5,000 for each year. Michael F. Cronin, CPA did not provide audit-related services, tax services or other services during either fiscal year.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2005	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer and principal accounting officer) and Director

February 14, 2005		/s/ Todd Nugent

Todd Nugent, Director

MAGIC MEDIA NETWORKS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditor's Report	F-2
Consolidated Financial Statements:
Balance Sheets as of October 31, 2004 and 2003	F-3
Statements of Operations for the Years Ended October 31, 2004 and 2003	F-4
Statements of Changes in Stockholders' Deficit for the Years Ended October 31, 2004 and 2003	F-5
Statements of Cash Flows for the Years Ended October 31, 2004 and 2003	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Magic Media Networks, Inc.
Fort Lauderdale, Florida

I have audited the accompanying consolidated balance sheets of Magic Media Networks, Inc. and subsidiaries (the "Company") as of October 31, 2004 and October 31, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magic Media Networks, Inc. and subsidiaries as of October 31, 2004 and October 31, 2003 and the results of its operations, its cash flows and changes in stockholders' deficit for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred total operating losses in the last two fiscal years, through October 31, 2004, of $2,182,500. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. Its plan is included in Note 11 of the financial statements. The Company has primarily funded its operations through the sale of its common stock and proceeds of debt borrowings. There can be no assurance that the Company will be able to do so in the future, and, if so, provide it with sufficient capital and on terms favorable to the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise from the outcome of these uncertainties.

February 7, 2005

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets

	October 31, 2004	October 31, 2003

ASSETS

Current Assets:
Cash and Cash Equivalents	$233,810	$25,658
Prepaid Expenses	0	0

Total Current Assets	233,810	25,658

Property and Equipment – Net	101,021	27,525
Acquired Amortizable Intangible Assets	2,980	3,280

Total Assets	$337,811	$56,463

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and Accrued Expenses Payable	$175,685	$106,917
Payroll Taxes Payable	98,747	41,608
Accrued Officer's Salary under Employment Agreement	0	40,165
Convertible Notes Payable – Related Party	325,000	160,000
Note Payable – La Jolla Cove Investors	300,000	0

Total Current Liabilities	899,432	348,690

Note Payable- La Jolla Cove Investors	0	300,000

Total Liabilities	899,432	648,690

Stockholders' Deficit:
Preferred Stock, Series A Convertible ($0.0001 par value)
5,576,923 Shares Authorized, -0- Issued in 2004 (5,576,923 in 2003)	0	250,000
Preferred Stock, Series B Convertible ($0.0001 par value)
3,750,000 Shares Authorized and Issued	150,000	150,000
Common Stock
40,673,077 ($0.0001 par value) Shares Authorized
23,408,058 Shares Issued (14,684,698 in 2003)	3,282,177	1,535,577

Deficit Accumulated since Quasi-reorganization October 31, 1999	(3,993,799)	(2,527,804)

Total Stockholders' Deficit	(561,622)	(592,227)

Total Liabilities & Stockholders' Deficit	$337,810	$56,463

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations
	Year Ended
	October 31, 2004	October 31, 2003

Net Sales	$55,818	$41,541

Selling, General and Administrative Expenses	1,480,620	719,408
Interest Expense	41,193	38,608

Total Expenses	1,521,813	758,016

Net Loss before Income Taxes	(1,465, 995)	(716,475)

Income Tax Expense	0	0

Net Loss	$(1,465,995)	$(716,475)

Basic and Diluted Loss per Share	$(0.06)	$(0.05)

Weighted Average Common Share Equivalent Outstanding	24,986,753	13,827,105

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC. Statement of Changes in Stockholders' Equity (Deficit)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount

Balance October 31, 2002	9,662,948	1,363,817	5,576,923	250,000	1,250,000	75,000	$(1,811,328)	(122,511)

Shares Issued for Cash	2,250,000	31,500
Shares Issued for Services	2,671,750	137,760
Shares Issued to Directors	100,000	2,500
Shares Issued for Accrued Officer's Salaries					2,500,000	75,000
Net Loss for Year Ended October 31, 2003							(716,475)

Balance October 31, 2003	14,684,698	1,535,577	5,576,923	$250,000	3,750,000	$150,000	$(2,527,804)	$(592,227)

Shares Issued for Cash	6,666,667	750,000
Shares Issued for Services	1,484,000	276,600
Shares Issued for Fixed Assets	15,000	5,000
Shares Issued in Conversion of Preferred Stock	557,693	250,000	(5,576,923)	(250,000)
Extension of Stock Options for Consulting Services	0	465,000
Net Loss for Year Ended October 31, 2004							(1,465, 995)

Balance October 31, 2004	23,408,058	$3,282,177	0	$0	3,750,000	$150,000	$(3,993,799)	$(561,622)

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows
	Year Ended
	October 31, 2004	October 31, 2003

Operating Activities:
Net Loss	$(1,465,995)	$(716,475)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	17,333	8,000
Stock Issued for Services	276,600	215,260
Extension of Stock Options for Consulting Services	465,000	0
Increase in Payables and Accrued Expenses	85,742	114,555
Increase (Decrease) in Other Operating Assets	0	34,786

Cash Used by Operating Activities	(621,320)	(343,874)

Financing Activities:
Proceeds from Issuance of Common Stock	750,000	31,500
Proceeds Convertible Notes –Related Party	165,000	160.000

Cash Generated by Financing Activities	915,000	191,500

Investing Activities:
Acquisition of Fixed Assets	(85,528)	(15,248)
Acquisition of Amortizable Intangible Assets	0	(1,805)

Cash Consumed by Investing Activities	(85,528)	(17,053)

Increase (Decrease) in Cash	208,152	(169,427)
Cash and Cash Equivalents-Beginning	25,658	195,085

Cash and Cash Equivalents-Ending	$233,810	$25,658

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC.

Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2004 and October 31, 2003

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Magic Media Networks, Inc. and its subsidiaries, Bar TV, Inc., and Destination Television, Inc.. All significant inter-company account balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $17,033 and $8,000 for 2004 and 2003, respectively. A summary of fixed assets and the related accumulated depreciation is as follows:

	2004	2003
Equipment	$ 133,054	$ 42,525
Accumulated depreciation	(32,033)	(15,000)

Net	$ 101,021	$ 27,525

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

There was no impact on the consolidated financial statements for the fiscal years ended October 31, 2004 and 2003, since no employee stock options were granted during those periods.

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

Summary of Significant Accounting Policies (Cont'd)

If the Company had generated earnings during the year ended October 31, 2004, 2,167,117 common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. If the Company had generated earnings during the year ended October 31, 2003, 1,122,133 common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. 1,250,000 stock options and warrants were outstanding and exercisable with exercise prices below the average share price for 2004 period. 917,117 and 1,122,133 weighted shares were determined to be issuable upon the conversion of the Company's Convertible Debt for the fiscal years ended October 31, 2004 and 2003, respectively. The 2004 and 2003 computation of diluted earnings per share did not include the weighted effects of 11,000,000 and 16,416,666 warrants and stock options, respectively, because their respective exercise prices were greater than the corresponding market value per share of the Company's common stock.

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

Comprehensive Income

  The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any changes in equity from non-owner sources.

Summary of Significant Accounting Policies (Cont'd)

Selected Recent Accounting Pronouncements

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

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 31, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE's.

MAGIC MEDIA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2004 and October 31, 2003

1. The Company

Magic Media Networks, Inc. (the "Company") is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. By amendment of its certificate of incorporation, the Company's name was changed in 1999 to Magicinc.com and in April 2002 its name was changed to its current title. Through the period ended October 31, 1999, the Company devoted substantially all its efforts to reorganizing its financial affairs and settling its debt obligations. During the fiscal years ended October 31, 2001 and October 31, 2000, the Company was engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, the Company redirected its business focus to the development of a private television network, in high traffic locations such as bars and nightclubs. During the development process, the Company has received incidental revenue from the sale of advertising and the production of commercials. During fiscal year 2004, the Company conducted some of its operations through its wholly owned subsidiaries; Bar TV, Inc. and Destination Television, Inc., which are Florida corporations that were formed in November 2002 and August 2003, respectively.

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2005	300
2006	300
2007	300
2008	300
Thereafter	1,780

Total expected annual amortization expense	$2,980

(Notes to Financial Statements Cont'd)

3. Income Taxes

The Company has approximately $7,500,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2023. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2004	2003
The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0

Total currently payable	0	0

Deferred:
Federal	323,322	231,421
State	50,050	35,824

Total deferred	373,371	267,245
Less increase in allowance	(373,371)	(267,245)

Net deferred	0	0

Total income tax provision (benefit)	$0	$0

	2004	2003
Individual components of deferred taxes are as follows:
Deferred tax asset arising from net operating loss carry forwards	$2,797,869	$2,424,498

Individual components of deferred tax allowance are as follows:
Deferred tax asset arising from net operating loss carry forwards	(2,797,869)	(2,424,498)

Net Deferred Income Taxes	$0	$0

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

Future lease commitments are as follows:

For the years ending October 31,
2005	10,017
2006	7,310
2007	1,602
Thereafter	--

$ 18,929

Employment Agreements

Mr. Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provides for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause, " or if the employee terminates for "good reason. " As of October 31, 2003 and October 31, 2004, Mr. Venters, was owed $40,165 and $0, respectively, for accrued but unpaid salary.

5. Notes Payable

Convertible Notes Payable – Dr. Terry

On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note originally due April 15, 2004, which has been extended to April 15, 2005. On October 12, 2003, the Company issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The maturity date of this note was extended to October 12, 2005. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. On October 13, 2004, Dr. Terry advanced the Company an additional $125,000 for which the Company issued a one-year promissory note that is convertible, at the holder's option, at $0.10 per share. The notes were issued to document Dr. Terry's loans to the Company. The proceeds of the loans were used for working capital. In January 2005, Dr. Terry exercised the right to convert the $125,000 note issued on October 13, 2004 into 1,250,000 shares of the Company's common stock.

Note Payable - La Jolla Cove Investors, Inc.

On October 23, 2003, as part of a legal settlement, the Company issued a $300,000 promissory note to La Jolla Cove Investors, Inc. The note has a maturity date of April 24, 2005; is non-convertible; and bears interest at 6-3/4% with all interest, including amounts previously accrued, to be paid at maturity. The new promissory note replaced a 7-3/4% convertible promissory note with a maturity date of September 24. 2004. The promissory note continues to be secured by a $300,000 real estate mortgage on the land and building owned by Dr. Harold Terry that houses the Company's offices.

6. Stockholders' Equity

Common Stock

Stock Issued for Cash

During fiscal year 2004, the Company issued a total of 6,666,667 shares of common stock for $750,000; of which 4,416,667 were by exercise of stock options at $.10 and $.15 per share and 2,500,000 were sold to Dr. Harold Terry at $.10 per share. In fiscal year 2003, the Company issued 2,250,000 shares of common stock for $31,500.

Stock Issued upon Conversion of Preferred Stock

During fiscal year 2004, the Company issued 557,693 shares of common stock upon conversion of 5,576,923 shares of Series A Preferred Stock, in accordance with the conversion terms of the Series A Preferred Stock. No shares were issued in fiscal year 2003 for conversion of preferred stock.

Stock Issued for Services

During fiscal year 2004, the Company issued 1,484,000 shares of common stock for services valued at $270,600. The total issuances included: 545,000 shares to UTEK Corporation, pursuant to a six-month technology advisory agreement executed in November 2003, which were valued at approximately $0.11 per share or $60,000, all of which was charged to consulting expense in the year ended October 31, 2004; also included were 250,000 shares to Mirador Consulting, Inc. for public relations and investor relations services which were valued at $25,000 or $.10 per share; and 689,000 shares, valued at $191,600 for a variety of services, which were valued at the approximate market price at the time of issuance, ranging from $0.10 to $0.40. In fiscal year 2003 the Company issued 2,771,750 shares for services and other expenses valued at $140,260, which approximated market value. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

(Notes to Financial Statements Cont'd)

Stock Issued for Equipment

In March 2004, the Company issued 15,000 shares of its common stock as partial payment for equipment. The shares were valued at $0.33 per share, for a total of $5,000, which was the approximate market value at the date of issuance.  The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein. No shares were issued for equipment in fiscal year 2003.

Common Stock Options and Warrants

In September 2003, the Company granted options to two individuals, pursuant to consulting agreements to purchase 3,208,334 and 3,208,333 shares of common stock, for a total of 6,416,667 shares. The options, with an original expiration date of March 5, 2004 gave the right to purchase shares of common stock at exercise prices of $0.10 to $0.25, or an average of $0.1558 per share. The number of shares of common stock to be received by each of the grantees was limited so that each would not beneficially own more than 10% of the then outstanding shares of common stock. In February and March 2004, options representing 4,166,667 underlying shares were exercised at $0.10 and $0.15 with proceeds to the Company of $500,000. Also in March, the expiration date of the remaining 2,250,000 unexercised options was extended to April 2, 2004 and again extended to June 30, 2004. At the time of the original extension, pursuant to the Black-Scholes valuation model, the options were deemed to have a fair value of $391,000 and had been reflected as additional Consulting Expense of $391,000, and was reported in the Consolidated Statement of Operations for the three months ended April 30, 2004. On June 30, 2004, the expiration date of the remaining 2,250,000 options was further extended to September 30, 2004 and was again further extended to the date of partial exercise and subsequent repricing, January 5, 2005.  On that date, all of these outstanding options were either exercised or entirely renegotiated. Due to the modified term of the original extension, the fair value of the options was recalculated.  The recalculation of the fair value of the options resulted in an additional charge of $74,000 to Consulting Expense and was reflected as a 4th quarter adjustment.  The aggregate recognized  fair value of the extended options is $465,000 for fiscal year 2004.

The following table summarizes the key assumptions used in determining the fair value of options granted during the fiscal years 2003 and 2004.

Table of Key Assumptions
Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life

2004	4.0%	0.0%	100.0%	10 mos.
2003	2.0%	0.0%	50.0%	6 mos.

The following table summarizes the option activity during the fiscal years ended October 31, 2003 and October 31, 2004.

	Shares		Weighted Average
			Exercise Price	Fair Value

Balance 11/1/2002	*		-	-
Granted during 2003	16,416,667		$ 0.21	$ 0.00
Exercised/Lapsed 2003	0		-	-

Balance 11/1/2003	16,416,667		$ 0.21	$ 0.00
Granted during 2004	2,250,000		0.22	0.21
Exercised/Lapsed 2004	(6, 416,667)		0.16	0.00

Balance 10/31/04	12,250,000	*	$ 0.24	$ 0.04

*La Jolla Cove Warrants-Old, which were of an indeterminate number and exercise price, were cancelled and replaced by 10,000,000 La Jolla Cove Warrants-New (exercisable at a minimum of $0.25 per share) included in warrants and options granted during fiscal year ended 10/31/03.

(Notes to Financial Statements Cont'd)

The following is a summary of Options and Warrants outstanding at October 31, 2004 and October 31, 2003.

Options and Warrants Outstanding and Exercisable at October 31, 2004
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Months	Weighted Average Exercise Price

$0.20- $0.25	12,250,000	9.1	$0.24

Options and Warrants Outstanding and Exercisable at October 31, 2003
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Months	Weighted Average Exercise Price

$0.10- $0.25	16,416,667	16.1	$0.21

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

(Notes to Financial Statements Cont'd)

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

Preferred Stock

Series A Preferred Stock

The Series A Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series A Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of October 31, 2003, there were 5,576,923 shares of Series A Preferred Stock, which were convertible into 557,693 shares of common stock. During fiscal year 2004, all shares of the Series A Preferred Stock were converted into 557,693 shares of common stock

Series B Preferred Stock

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

The Series B Preferred Stock has the same rights as the Series A Preferred Stock except that each share of Series B Preferred Stock is convertible into one share of common stock. As of October 31, 2004, the class of Series B Preferred Stock is convertible into a total of 3,750,000 shares of common stock.

(Notes to Financial Statements Cont'd)

7. Litigation

The Company is not a party to any material litigation. During fiscal year 2003, the Company settled all outstanding litigation including its lawsuits against La Jolla Cove Investors et al. The terms of the La Jolla settlement are included in Note 6 above, La Jolla Promissory Note (New) and La Jolla Warrants (New). Litigation expenses, including legal fees and costs incurred in the La Jolla litigation, were expensed in the period incurred.

8. Related Party Transactions

On October 29, 2003, Gordon Scott Venters received 2,500,000 shares of the Company's Series B Preferred Stock in exchange for the elimination of $75,000 of accrued salaries. The shares were valued at $0.03 per share, which approximated the market value as of the date of issuance. In July 2002, Mr. Venters received, in exchange for $75,000 of unpaid salary, 1,250,000 shares of Series B Preferred Stock, valued at $0.06 per share, the approximate market value at the date of issuance. As of October 31, 2004 and October 31, 2003, Gordon Scott Venters was owed, for accrued salaries, $0 and $40,165, respectively, pursuant to his employment agreement described above in Note 4-Commitments-Employment Agreement.

On July 10, 2003, the Company issued 50,000 shares of common stock to Gordon Scott Venters and 50,000 shares to Todd Nugent. The shares were issued for their service as directors and were valued at $1,250 to each, for a total of $2,500 or $0.025 per share, which approximated the market value at the date of issuance. On October 6, 2003, the Company issued 200,000 shares of restricted Common Stock to John M. Venters, the father of Gordon Scott Venters, for architectural services valued at $8,000. The stock was valued at $0.04, which approximated market at the date of issuance. All of the above shares were acquired for investment and were restricted as to transferability.

During fiscal year 2004, Gordon Scott Venters converted 5,576,923 shares of Series A Preferred Stock, which represented all of the outstanding Series A Preferred Stock, into 557,693 shares of Common Stock in accordance with the conversion terms.

Dr. Harold Terry, the owner of more than 25% of the Company's common stock, acquired 2,500,000 shares of additional common stock from the Company for cash consideration of $250,000 in the fiscal year ended October 31, 2004 and 2,250,000 shares of common stock, for $31,500, during the year ended October 31, 2003.

In fiscal year 2002, Dr. Terry assumed the Company's contractual obligation to acquire the building housing the Company's office facilities when the Company was unable to obtain financing to complete the transaction. He acquired the building for $480,000 and orally agreed to continue to lease the building to the Company on a month-to-month basis at $4,500 per month. Dr. Terry consented to the use of the property as collateral for the $300,000 La Jolla promissory note. During fiscal year 2003, the Company paid Dr. Terry $9,000 and, with his approval, an additional $45,000 was accrued but not paid and in fiscal year 2004, $54,000 was accrued but not paid. Accrued rent payable to Dr. Terry at October 31, 2004 and October 31, 2003, was $99,000 and $45,000, respectively.

(Notes to Financial Statements Cont'd)

On April 15, 2003, the Company issued to Dr. Terry a 6% one-year unsecured promissory note for $100,000. On October 12, 2003, the Company issued an additional one-year 6% promissory note for up to $100,000 of which $60,000 was advanced as of October 31, 2003 and $40,000 on November 24, 2003. The maturity dates have been extended to April 15, 2005 and October 12, 2005, respectively.  The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. On October 13, 2004, the Company issued an additional one-year 6% unsecured promissory note for $125,000. This note provided for conversion into common stock at $0.10 per share. Total interest accrued on the Terry notes totaled $12,243 in fiscal year 2004 and $3,304 in fiscal year 2003. As of October 31, 2004 and October 31, 2003, accrued interest payable to Dr. Terry was $15,547 and $3,304, respectively.

Subsequent to the end of fiscal 2004, in the three months ended January 31, 2005, Dr. Terry acquired 3,850,000 additional shares of common stock; 1,250,000 shares by converting the $125,000 October 13, 2004 promissory note and 2,600,000 shares by purchase for $260,000 cash.

9. Supplemental Cash Flow Information

Selected non-cash investing and financing activities are summarized as follows:

	2004	2003

Equipment purchased with common stock	$ 5,000	$ 0
Stock issued for services	276,600	215,260
Options issued for services	465,000	0

10. Subsequent Events

On November 15, 2004, the Company issued 1,000,000 shares of its common stock, in connection with a new three-year employment agreement with its President, Gordon Scott Venters, described above in Note 4, Commitments, Employment Agreements. Additionally on November 15, 2004, 50,000 shares were issued to Mr. Venters and 50,000 shares were issued to Mr. Nugent for their service as directors on the Company's Board. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

On December 31, 2004, the Company acquired National Hotel Television Network, Inc.  and ALW Communications, Inc. for $100,000 cash and 1,282,384 shares of Magic Media Networks, Inc. common stock. The acquired companies will operate as subsidiaries of the Company's wholly owned subsidiary, Hotel TV. Inc., which was formed on November 1, 2004. Hotel TV, Inc entered into employment agreements with the former owners of the acquired companies. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

The Company extended the maturity date of the 2,250,000 outstanding stock options, and on January 5, 2005, the Company agreed to reduce the exercise price of the outstanding options to $0.10 per share and 1,125,000 shares were exercised at that price.

(Notes to Financial Statements Cont'd)

During the three months ended January 31, 2005, the Company also issued an additional 4,475,000 shares of restricted common stock, 625,000 of which were issued to seven persons for services and 3,850,000 were issued to Dr. Harold K. Terry; 1,250,000 shares by conversion of the $125,000 October 13, 2004 promissory note and 2,600,000 shares by purchase for $260,000 cash. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

11. Ability to Continue as a Going Concern and Management Plan

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only nominal revenue in the ordinary course of its business. The lack of sales and recurring losses from operations raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity or debt funding to allow it to pursue its business plan which involves the sale of advertising on the Company's Bar TV, Gym TV and Hotel TV networks and the possible acquisition of companies in related or unrelated businesses. The Company intends to increase its revenues by concentrating its sales efforts on attracting national advertisers to its Gym TV network and its newly formed Hotel TV network; and to reduce its fixed cash operating expenses so that sales exceed the Company's fixed expenses.