Form 10QSB
period 2005-01-31
MAGIC MEDIA NETWORKS INC
filed 2005-03-22
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Applicable only to corporate issuers
As of March 19, 2005 (the most recent practicable date), there were 31,690.412 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
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

SIGNATURES

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets
	January 31, 2005 (unaudited)	October 31, 2004

ASSETS

Current Assets:
Cash and Cash Equivalents	$329,228	$233,810

Total Current Assets	329,228	233,810

Property and Equipment - Net	119,977	101,020
Acquired Amortizable Intangible Assets	2,905	2,980
Goodwill	238,943	0

Total Assets	$691,053	$ 337,810

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and Accrued Expenses Payable	$218,850	$ 175,685
Payroll Taxes Payable	108,120	98,747
Convertible Notes Payable - Related Party	200,000	325,000
Note Payable - La Jolla Cove Investors	300,000	300,000

Total Current Liabilities	826,970	899,432

Stockholders' Deficit
Preferred Stock, Series B Convertible ($0.0001 par value) 3,750,000 Shares Authorized and Issued	150,000	150,000
Common Stock
46,250,000 ($0.0001 par value) Shares Authorized
31,390,412 Shares Issued (23,408,058 in 2004)	4,160,288	3,282,177
Deficit Accumulated since Quasi-reorganization October 31, 1999	(4,354,538)	(3,993,799)
Deferred Compensation	(91,667)	0

Total Stockholders' Deficit	(135,917)	(561,622)

Total Liabilities and Stockholders' Deficit	$691,053	$337,810

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations

	Three Months Ended
	January 31, 2005 (unaudited)		January 31, 2004 (unaudited)

Net Sales		$2,300	$18,831

Selling, General and Administrative Expenses		351,789	322,068

Interest Expense		11,250	9,415

Total Expenses		363,039	331,483

Net Loss before Income Taxes		(360,739)	(312,652)

Income Tax Expense		0	0

Net Loss		$(360,739)	$(312,652)

Basic and Diluted Loss per Share	$	(0.01)	$(0.02)

Weighted Average Common Share Equivalent Outstanding		29,629,094	20,681,837

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows

	Three Months Ended
	January 31, 2005 (unaudited)	January 31, 2004 (unaudited)

Operating Activities:
Net Loss	$(360,739)	$(312,652)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	5,575	3,000
Stock Issued for Services	80,833	188,600
Extension of Stock Options for Consulting Services	79,875	0
Increase in Payables and Accrued Expenses	52,538	20,153

Cash Used by Operating Activities	(141,918)	(100,899)

Financing Activities:
Proceeds from the Issuance of Common Stock	372,500	250,000
Proceeds Note Payable - Related Parties	0	40,000

Cash Generated by Financing Activities	372,500	290,000

Investing Activities:
Acquisition of Fixed Assets	(13,329)	(16,143)
Acquisition of National Hotel Network	(100,000)	0
Acquisition of ALW Communications	(21,835)	0

Cash Used by Investing Activities	(135,164)	(16,143)

Increase (Decrease) in Cash	95,418	172,958
Cash and Cash Equivalents - Beginning	233,810	25,658

Cash and Cash Equivalents - Ending	$329,228	$198,616

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.

Notes to Interim Consolidated Financial Statements
January 31, 2005
(Unaudited)

Note 1 - Basis of Presentation

           The interim consolidated financial statements of Magic Media Networks, Inc. ("the Compay") include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States for complete financial statements. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's October 31, 2004 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to financial statements which appear in that report. The consolidated financial statements include the results of the Company's wholly-owned subsidiaries; Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc., which were incorporated in Florida in November 2002, August 2003, and November 2004, respectively. Also included, from the date of acquisition (December 31, 2004) are the results of ALW Communications, Inc. and National Hotel Television Network, Inc. All significant inter-company account balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Note 2 - Notes Payable

            Convertible Notes Payable – Dr. Terry

            On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note originally due April 15, 2004, which has been extended to April 15, 2005. On October 12, 2003, the Company issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The maturity date of this note was extended to October 12, 2005. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. On October 13, 2004, Dr. Terry advanced the Company an additional $125,000 for which the Company issued a one-year promissory note that was convertible, at the holder's option, at $0.10 per share. The notes were issued to document Dr. Terry's loans to the Company. The proceeds of the loans were used for working capital. In January 2005, Dr. Terry exercised the right to convert the $125,000 note issued on October 13, 2004 into 1,250,000 shares of the Company's common stock.

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

Note 3 - Stockholders' Deficit

            Stock Issued for Cash

            During the three months ended January 31, 2005, the Company issued 2,600,000 shares of restricted common stock to Dr. Terry for $260,000 or $0.10 per share as further described below - Related Party Transactions. The Company also issued 1,125,000 shares of common stock for $112,500 upon exercise of stock options which were granted in September 2003, as described below - Common Sock Options and Warrants.

            Stock Issued for Services

            During the three months ended January 31, 2005, the Company issued a total of 1,725,000 shares of common stock for services, consisting of 1,000,000 shares issued in connection with a new three-year employment agreement with the Company's President, Gordon Scott Venters, described below in Note 4, Commitments, Employment Agreements; 100,000 shares as directors' fees (50,000 to Mr. Venters and 50,000 to Mr. Nugent); 250,000 to Worldwide Financial Marketing Inc. for investor relations services; and 375,000 to various employees. The shares were valued at $172,500 or $0.10 per share which was representative of the approximate market value at the dates of issuance. None of these shares has been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Acquisition of ALW Communications and National Hotel Television

               On December 31, 2004 the Company completed the acquisition of all of the issued and outstanding stock of National Hotel Network, Inc. ("NHN") and ALW Communications, Inc. ("ALW"). The purchase price of the transactions was $100,000 cash (for the stock of NHN) and 1,282,354 shares of the Company's common stock, valued at $128,235 (for the stock of ALW) for a total consideration of $228,235. The financial statements of the acquired companies, at the date of acquisition, reported total assets of the combined acquired companies, at December 31, 2004, of $12,693; total liabilities of $23,401; and shareholders' deficit of $10,708. The amount by which the purchase price exceeds the net assets of the acquired companies, $238,943, was recorded by the Company as Goodwill, and will subject to impairment review when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

            Common Stock Options and Warrants

            Consultants' Options

            In September 2003, the Company granted options to two individuals, pursuant to consulting agreements to purchase 3,208,334 and 3,208,333 shares of common stock, for a total of 6,416,667 shares. The options, with an original expiration date of March 5, 2004, gave the right to purchase shares of common stock at exercise prices of $0.10 to $0.25, or an average of $0.1558 per share. The number of shares of common stock to be received by each of the grantees was limited so that each would not beneficially own more than 10% of the then outstanding shares of common stock. In February and March 2004, options representing 4,166,667 underlying shares were exercised at $0.10 and $0.15 with proceeds to the Company of $500,000. Also in March, the expiration date of the remaining 2,250,000 unexercised options was extended to April 2, 2004 and again extended to June 30, 2004. At the time of the original extension, pursuant to the Black-Scholes valuation model, the options were deemed to have a fair value of $391,000, which was reflected as additional Consulting Expense of $391,000, and was reported in the Consolidated Statement of Operations for the three months ended April 30, 2004. On June 30, 2004, the expiration date of the remaining 2,250,000 options was further extended to September 30, 2004 and was again further extended to the date of partial exercise and subsequent re-pricing, January 5, 2005, at which date 1,125,000 options were exercised, in accordance with the modified exercise price of $0.10 per share, and the Company received $112,500. The term of the remaining 1,125,000 options was extended to March 31, 2005 and their fair value was recalculated, resulting in a charge of $79,875 to Consulting Expense in the quarter ended January 31, 2005. During the fiscal year ended October 31, 2004, an aggregate of $465,000 was recognized as fair value of the extended options and was charged to Consulting Expense.

            La Jolla Warrants

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

            Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provides for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock which are restricted as to transferability. The shares were valued at $100,000, ($0.10 per share), which was charged to Deferred Compensation, to be expensed over the 36-month term of the agreement at $2,778 per month.  The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason."

Note 5 - Related Party Transactions

            Dr. Harold Terry, the owner of more than 25% of the Company's common stock, in January 2005, acquired 2,600,000 shares of common stock from the Company for cash consideration of $260,000. The shares, which are restricted as to transferability, were issued at $0.10 per share. Also, in January 2005, Dr. Terry converted the $125,000 convertible promissory note, which was issued in October 2004, in exchange for 1,250,000 shares of common stock. Dr. Terry, who assumed the Company's contractual obligation to acquire the building housing its office facilities for $480,000, has continued to lease the building to the Company, on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Dr. Terry has also consented to the use of the property as collateral for the $300,000 La Jolla promissory note. As of January 31, 2005 and October 31, 2004, the Company was indebted to Dr. Terry for accrued rent in the amounts of $112,500 and $99,000, respectively and for accrued interest on $200,000 of outstanding convertible promissory notes and on the $125,000 promissory note prior to being converted in January 2005, in the amounts of $18,735 and $15,547, respectively.

            Gordon Scott Venters, in November 2005, entered with the Company into a new three-year employment agreement, which is described above in Note 4-Commitments-Employment Agreement.

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

Note 7 - Subsequent Event

            In February 2005, the Company issued 300,000 shares of its common stock to Dr. Terry for $30,000. The shares are restricted as to transferability.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          Magic Media Networks, Inc. ("we" or "the Company") is a media production and promotion company focused primarily on the television advertising industry. Our subsidiary, Destination Television Inc., provides access to our private television networks, Bar TV™, Gym TV™ and Hotel TV™ that deliver national, regional, and local advertising content to high traffic leisure destinations.

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

            Our revenue is derived from the production and sale of custom advertising and the subsequent airing of the ads on our Bar TV, Gym TV and Hotel TV networks. We offer leisure destinations, primarily bars, taverns and nightclubs, for Bar TV; and health clubs and gyms, for Gym TV; and hotels and resorts, for Hotel TV, a system consisting of hardware and software and if necessary, television monitors to distribute our programming.

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

            We currently have a total of approximately 135 locations installed and broadcasting Bar TV on a daily basis. We have approximately 88 locations in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We believe that this base of anchor locations has established our regional footprint in the Southeast Florida corridor, which covers the highly populated and affluent counties of Palm Beach, Broward and Miami-Dade. We also have approximately 37 locations in Central Florida (metropolitan Orlando and Tampa) and 10 in the Florida Keys. Approximately one-half of these locations are not actively engaged in our network and may be removed by us, may discontinue their association with Bar TV or may again become active participants.

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

            Competition

            Competition for advertisers is intense. We will be competing with similar networks and also with radio, television and cable companies and other forms of advertising including newspapers, magazines, the Internet, direct mail and billboards. We believe that our strategy of offering advertising in leisure destinations provides particular advertisers with access to a select clientele at attractive rates with favorable brand recall and significant point-of-purchase potential. We expect to compete with these forms of advertising on the basis of price and our ability to reach potential customers at the point of purchase. A large number of companies that provide advertising in the point-of-purchase segment of the advertising industry and other sectors have significantly greater financial, marketing, technical and other resources than we have. Potential competitors may be able to devote greater resources to marketing promotional campaigns, adopt more aggressive pricing policies and devote more resources to technology than we can. Increased competition may reduce our market share and may require us to reduce advertising rates and therefore lower our operating margins. We may not be able to compete successfully against current and future competitors. There can be no assurances that we will be able to obtain the desired results from our business strategy or to be profitable.

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

            Acquisition of National Hotel Network and ALW Communications

            On December 31, 2004, we completed the acquisition of all of the issued and outstanding stock of National Hotel Network, Inc. ("NHN") and ALW Communications, Inc. ("ALW"). The combined purchase price of the transactions was $100,000 cash (for the stock of NHN) and 1,282,354 shares of our common stock (for the stock of ALW). We acquired NHN and ALW from Alec Lindenauer and Lou Wolfson, both of whom entered into employment agreements with Hotel TV, Inc., a wholly owned subsidiary of the Company on December 31, 2004.

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

Results of operations for the Three Months Ending January 31, 2005 and January 31, 2004

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

             In the three months ending January 31, 2005, we had incidental sales in the nominal amount of $2,300. This compares to the nominal sales of $18,831 in the three months ended January 31, 2004. Our sales in both periods were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations to attract national and regional advertisers.

Expenses

            Selling, general and administrative expenses for the fiscal quarter ended January 31, 2005 increased $29,721 or 9.2% to $351,789 from $322,068 in the fiscal three months ended January 31, 2004. Included in the increase was $79,875 of consulting expense in the 2005 quarter, which resulted from the calculation of the value attributed to the extension of the term of stock options, which were granted for consulting services. Also included in selling, general and administrative expenses was $80,833 for services paid for with our stock, which was a $107,767 decrease from the prior comparable 2004 fiscal quarter when services paid for with stock amounted to $188,700. Included in both periods were officer's salaries paid in cash of $33,000. With an increase of full-time employees, our non-officer payroll increased to $41,635.  Depreciation and amortization expense, for the fiscal 2005 quarter was $5,575, which was an increase of $2,575 over the $3,000 of depreciation and amortization expense in the 2004 fiscal quarter. The 86% change in depreciation and amortization resulted from a substantial increase of fixed assets.

            Interest expense increased $1,835 or 7% to $11,250 in the fiscal quarter ended January 31, 2005 from $9,415 in fiscal year 2004. The additional interest expense resulted from an increase in the average principal balance of outstanding convertible notes and an increase of accrued interest payable on payroll taxes.

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

Losses

            Our net loss before taxes for the fiscal quarter ended January 31, 2005 increased $48,087 or 15.4% to $360,739 from $312,652 in the comparable fiscal 2004 quarter. This increase in the loss before taxes was the result of an increase of selling, general and administrative expenses of $29,721 and an increase of interest expense of $1,835, and a decrease of $16,531 in our nominal revenues.

            Although we believe our revised business model may provide for an increase in revenue and a reduction in losses for the year ending October 31, 2005, there can be no assurance that we will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future. The viability of our business plan necessitates that we significantly expand the number of locations that are part of our network to reach that level of critical mass of locations needed to attract advertisers. Without required funding, we will not be able to increase the number of locations and, consequently, we will be unable to secure the necessary advertisers.

Loss per Share

            The basic and diluted loss per share of common stock was $0.01 in the fiscal quarter ended January 31, 2005 compared to $0.02 in the fiscal 2004 quarter ended January 31, 2004, which was computed by dividing the net loss, by the weighted average common shares outstanding. In the fiscal 2005 quarter, the weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 29,629,094 compared to 20,681,837 in the fiscal year 2004 quarter. For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

Impact of Inflation

            It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

            We did not generate cash from operations in the period November 1, 1999 through January 31, 2005. Operating activities consumed cash of $141,918 in the fiscal quarter ended January 31, 2005 and $100,899 in the fiscal quarter ended January 31, 2004.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During the fiscal quarter ended January 31, 2005, our financing activities provided total funds of $372,500. Similarly, our financing activities provided total funds of $290,000 in the January 31, 2004 fiscal quarter.

            Our liabilities, all of which are current liabilities, which are due in less than one year, were $826,970 at January 31, 2005. Of that amount, $300,000 was due La Jolla pursuant to a secured promissory note and $200,000 was due Dr. Terry pursuant to convertible notes. We also owed $112,500 of accrued rent and $18,735 of accrued interest to Dr. Terry. In addition, we owed $108,120 in payroll taxes. Since the end of the January 31, 2005 fiscal quarter, we raised $30,000 from the issuance of common stock. We have been keeping our payroll taxes current and are developing a plan to handle the past due liability.

            We have been funding our cash needs through the issuance of our common stock and convertible notes. We also used our common stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next 12 months through the sale of additional shares of our common stock and/or convertible securities and the possible exercise of outstanding options and warrants. We have filed a Registration Statement under Form SB-2, which has been deemed effective by the SEC, for the sale by La Jolla of up to 10,000,000 shares of our common stock, which may be acquired upon exercise of the 10,000,000 common stock Warrants owned by them. The exercise of the Warrants is determined by a formula in the Warrant Agreement, which is based on the market price and trading volume of our common stock. Any proceeds from the exercise of the Warrants will be used to support our existing and proposed operations including the reduction of our liabilities.  There is no assurance that La Jolla will elect to or will be required to exercise any of their Warrants. There is also no guarantee, that we will be able to raise any additional funds from the sale of our securities or from borrowings or from any other source.

Capital Expenditures

            The only significant capital expenditure we expect to make in the upcoming year is for televisions to be placed in the various locations, primarily Gym TV locations that receive and transmit our programming and advertising.

Ability to Continue as a Going Concern and Management Plan

            Our financial statements have been prepared assuming that we will continue as a going concern. We have generated only nominal revenue in the ordinary course of our business. The lack of sales and recurring losses from operations raises substantial doubt about our ability to continue as a going concern. Our management's plan in regards to these matters is to seek further equity or debt funding to allow us to pursue our business plan which involves the sale of advertising on our Bar TV, Gym TV and Hotel TV networks and the possible acquisition of companies in related or unrelated businesses. We intend to increase our revenues by concentrating our sales efforts on attracting national advertisers to our Gym TV network and our newly formed Hotel TV network; and to reduce our fixed cash operating expenses so that sales exceed our fixed expenses.

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

PART II
OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

            During the three months ended January 31, 2005, we issued the following securities:

            In November 2004, we issued to our president, Gordon Scott Venters, 1,000,000 common shares, in accordance with the terms of an employment agreement entered into November 15, 2005, effective as of November 1, 2004. The shares, which are restricted as to transferability, were valued at $100,000, or $0.10 per share, which was representative of the market value at the date of issuance. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. Gordon Scott Venters by virtue of his position with the company is an "accredited" investor.

            Also in November 2004, we issued 50,000 common shares, valued at $5,000, to Gordon Scott Venters and 50,000 shares, valued at $5,000, to Todd Nugent for serving on our board of directors. The shares, which are restricted as to transferability, were valued at $0.10 per share, which was representative of the market value at the date of issuance. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. Messrs. Gordon Scott Venters and Todd Nugent, by virtue of their positions with the company are "accredited" investors.

            On December 31, 2004, we issued a total of 1,282,354 shares of our common stock in exchange for all of the outstanding shares of ALW Communications, Inc. Of these shares, 641,177 were issued to Alec Lindenauer and 641,177 were issued to Lou Wolfson. Messrs. Lindenauer and Wolfson are "sophisticated" investors and were the former owners of ALW Communications, Inc. and had access to all relevant information necessary to evaluate the investment and they represented to us that the securities were being acquired for investment purposes. The shares, which are restricted as to transferability, were valued at a total of $128,253, or $0.10 per share, which was representative of the market value at the date of issuance. The issuances were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration.

            In January 2005, we issued 100,000 restricted common stock, valued at $10,000, to R. Agudelo; 50,000 restricted common shares, valued at $5,000, to C. Holst; 50,000 restricted common shares, valued at $5,000, to A. Wilkes; 50,000 restricted common shares, valued at $5,000 to A. Nazem; 50,000 restricted common shares, valued at $5,000 to J. Niemeyer; and 75,000 restricted common shares, valued at $7,500, to M. Parks. The shares, which were issued for compensation for sales and office services, were valued at $0.10 per share, which was representative of the market value at the date of issuance. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients had access to all relevant information necessary to evaluate the investment and they represented to us that the securities were being acquired for investment purposes.

             Also in January 2005, we issued 250,000 shares of our restricted common stock, valued at $25,000, to Worldwide Financial Marketing for investor relations services. The shares were valued at $0.10 per share, which was representative of the market value at the date of issuance.  The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is an "accredited" investor with access to all relevant information necessary to evaluate the investment and it represented to us that the securities were being acquired for investment purposes.

            Also in January 2005, we issued 2,600,000 shares of our restricted common stock to Dr. Harold K. Terry for $0.10 per share for a total of $260,000 which was used for working capital; and 1,250,000 shares upon his exercise of the $0.10 per share conversion feature of the $125,000 convertible promissory note which was issued in October 2004. The issuances to Dr. Terry were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The purchaser is a sophisticated "accredited" investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

            As of January 31, 2005, we had 31,390,412 shares of common stock outstanding. As of the same date, we had 3,750,000 shares of Series B Preferred Stock outstanding.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

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

Reports on Form 8-K

            On November 18, 2004, we reported on Form 8-K, under Items 1.01, 3.02 and 9.01, regarding the three-year extension of the employment agreement with our president, and the issuance of stock pursuant to that agreement and the issuance of stock to directors as compensation for services.

          On January 6, 2005, we reported on Form 8-K, under Item 1.01, on the entering into the agreements for the acquisition of ALW Communications, Inc. and National Hotel TV Network, Inc.; under Item 2.01, on the completion of the acquisitions; under Item 3.02, on the issuance of stock in connection with the agreements; and under Item 9.01, we included unaudited financial statements for the companies acquired. This filing was amended on January 6, 2005 to include audited financial statements for the acquired companies.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

March 21, 2005	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director