Form 10QSB
period 2005-04-30
MAGIC MEDIA NETWORKS INC
filed 2005-06-20
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Applicable only to corporate issuers
As of June 17, 2005 (the most recent practicable date), there were 37,709,642 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

MAGIC MEDIA NETWORKS, INC. FORM 10-QSB TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I

FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets
	April 30, 2005 (unaudited)	October 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$29,516	$233,810
Prepaid expenses	158	0

Total current assets	29,674	233,810

Property and equipment - net	129,669	101,020
Acquired amortizable intangible assets	2,830	2,980
Goodwill	238,943	0

Total Assets	$401,116	$ 337,810

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts and accrued expenses payable	$194,166	$ 175,685
Payroll taxes payable	129,299	98,747
Convertible notes payable - related party	200,000	325,000
Note payable - La Jolla Cove Investors	0	300,000

Total Current Liabilities	523,465	899,432

Stockholders' Deficit
Preferred stock, Series B Convertible ($0.0001 par value) 3,750,000 shares authorized and issued	150,000	150,000
Common stock
46,250,000 ($0.0001 par value) shares authorized
34,790,412 shares issued (23,408,058 in 2004)	4,500,288	3,282,177
Deficit accumulated since quasi-reorganization October 31, 1999	(4,689,304)	(3,993,799)
Deferred compensation	(83,333)	0

Total Stockholders' Deficit	(122,349)	(561,622)

Total Liabilities and Stockholders' Deficit	$401,116	$337,810

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations (unaudited)
	Three Months Ended		Six Months Ended
	April 30, 2005	April 30, 2004	April 30, 2005	April 30, 2004

Net sales	$6,800	$19,801	$9,100	$38,632

Selling, general and administrative expenses	200,420	215,071	435,334	462,140
Consulting expenses	130,000	416,000	246,875	491,000
Interest expense	11,146	9,963	22,396	19,377

Total expenses	341,566	641,034	704,605	972,517

Net loss before income taxes	(334,766)	(621,233)	(695,505)	(933,885)

Income tax expense	0	0	0	0

Net loss	$(334,766)	$(621,233)	$(695,505)	$(933,885)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average common share equivalent outstanding	36,025,805	25,738,299	32,827,450	23,210,068

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows

	Six Months Ended
	April 30, 2005 (unaudited)	April 30, 2004 (unaudited)

Operating Activities:
Net loss	$(695,505)	$(933,885)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	11,900	7,183
Stock issued for services	219,166	223,600
Extension of stock options for consulting services	79,875	391,000
Increase in payables and accrued expenses	49,033	15,631
Increase in prepaid expenses	(158)	0

Cash used by operating activities	(335,689)	(296,471)

Financing Activities:
Proceeds from issuance of common stock	582,500	750,000
Proceeds note payable - related party	0	40,000
Repayment note payable - La Jolla Cove Investors	(300,000)	0

Cash generated by financing activities	282,500	790,000

Investing Activities:
Acquisition of fixed assets	(29,270)	(61,478)
Acquisition of National Hotel Network	(100,000)	0
Acquisition of ALW Communications	(21,835)	0

Cash used by investing activities	(151,105)	(61,478)

Increase (decrease) in cash	(204,294)	432,051
Cash and cash equivalents - beginning	233,810	25,658

Cash and cash equivalents - ending	$29,516	$457,709

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.
 Notes to Interim Consolidated Financial Statements
April 30, 2005
(Unaudited)

Note 1 - Basis of Presentation

            The interim consolidated financial statements of Magic Media Networks, Inc. ("the Company") include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States for complete financial statements. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's October 31, 2004 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to financial statements which appear in that report. The consolidated financial statements include the results of the Company's wholly owned subsidiaries; Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc., which were incorporated in Florida in November 2002, August 2003, and November 2004, respectively. Also included, from the date of acquisition (December 31, 2004) are the results of ALW Communications, Inc. and National Hotel Television Network, Inc. All significant inter-company account balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Note 2 - Notes Payable

            Convertible Notes Payable - Dr. Terry

            On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note originally due April 15, 2004, which was extended to April 15, 2005 and further extended to April 15, 2006. On October 12, 2003, the Company issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The maturity date of this note was extended to October 12, 2005. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. On October 13, 2004, Dr. Terry advanced the Company an additional $125,000 for which the Company issued a one-year promissory note that was convertible, at the holder's option, at $0.10 per share. The notes were issued to document Dr. Terry's loans to the Company. The proceeds of the loans were used for working capital. In January 2005, Dr. Terry exercised the right to convert the $125,000 note issued on October 13, 2004 into 1,250,000 shares of the Company's common stock.

            Note Payable - La Jolla Cove Investors, Inc.

            On October 23, 2003, as part of a legal settlement, the Company issued a $300,000 non-convertible 6-3/4% promissory note to La Jolla Cove Investors, Inc. ("La Jolla") due April 24, 2005 to replace a 7-3/4% convertible promissory note that had a maturity date of September 24. 2004. The new note continued to be secured by a $300,000 real estate mortgage on the land and building owned by Dr. Harold Terry that houses the Company's offices.  On April 24, 2005, the Company paid La Jolla $345,830, including $45,830 of accrued interest, in full payment of the promissory note.

Note 3 - Stockholders' Deficit

            Stock Issued for Cash

            During the three months ended January 31, 2005, the Company issued 2,600,000 shares of restricted common stock to Dr. Terry for $260,000 or $0.10 per share as further described below - Related Party Transactions. The Company also issued in the three months ended January 31, 2005, 1,125,000 shares of common stock for $112,500 upon exercise of stock options, which were granted in September 2003, as described below - Common Sock Options and Warrants.

            During the three months ended April 30, 2005, the Company issued an additional 975,000 shares of restricted common stock of which 675,000 shares were issued to Dr. Terry for $67,500 or $0.10 share as further described below - Related Party Transactions, and 300,000 shares were issued to another party for $30,000 or $0.10 per share. The Company also issued in the three months ended April 30, 2005, 1,125,000 shares of common stock for $112,500 upon exercise of stock options, which were granted in September 2003, as described below - Common Sock Options and Warrants.

            Stock Issued for Services

            During the three months ended January 31, 2005, the Company issued a total of 1,725,000 shares of common stock for services, consisting of 1,000,000 shares issued in connection with a new three-year employment agreement with the Company's President, Gordon Scott Venters, described below in Note 4, Commitments, Employment Agreements; 100,000 shares as directors' fees (50,000 to Mr. Venters and 50,000 to Mr. Nugent); 250,000 to Worldwide Financial Marketing Inc. for investor relations services; and 375,000 to various employees. The shares were valued at $172,500 or $0.10 per share, which was representative of the approximate market value at the dates of issuance.

            During the three months ended April 30, 2005, the Company issued a total 1,300,000 shares to three individuals for consulting services. The shares were valued at $130,000 or $0.10 per share, which was representative of the approximate market value at the dates of issuance.

            None of the above described shares issued for services has been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Acquisition of ALW Communications and National Hotel Television

            On December 31, 2004 the Company completed the acquisition of all of the issued and outstanding stock of National Hotel Network, Inc. ("NHN") and ALW Communications, Inc. ("ALW"). The purchase price of the transactions was $100,000 cash (for the stock of NHN) and 1,282,354 shares of the Company's common stock, valued at $128,235 (for the stock of ALW) for a total consideration of $228,235. The financial statements of the acquired companies, at the date of acquisition, reported total assets of the combined acquired companies, at December 31, 2004, of $12,693; total liabilities of $23,401; and shareholders' deficit of $10,708. The amount by which the purchase price exceeds the net assets of the acquired companies, $238,943, was recorded by the Company as Goodwill, and will be subject to impairment review when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. The primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

            In May 2005, the Company commenced a lawsuit regarding its acquisition of ALW and NHN. The suit alleges breach of contract; unjust enrichment; conversion; and breach of fiduciary position and the Company is seeking injunctive relief to prevent the transfer of the shares of its common stock, which were issued as partial consideration for the acquisition of ALW and NHN; and rescission of the acquisitions; return of common stock issued and cash paid in connection with the acquisitions; damages and other relief. In accordance with the Company's policy, it considers the commencement of this lawsuit an event that may indicate a change in the carrying value of the acquired assets. The Company is in the process of determining the impact of these events on the expected future pre-tax cash flows, and expects to complete the assessment of possible impairment in the fiscal quarter ending July 31, 2005.

            Common Stock Options and Warrants

            Consultants' Options

            In September 2003, the Company granted options to two individuals, pursuant to consulting agreements to purchase 3,208,334 and 3,208,333 shares of common stock, for a total of 6,416,667 shares. The options, with an original expiration date of March 5, 2004, gave the right to purchase shares of common stock at exercise prices of $0.10 to $0.25, or an average of $0.1558 per share. The number of shares of common stock to be received by each of the grantees was limited so that each would not beneficially own more than 10% of the then outstanding shares of common stock. In February and March 2004, options representing 4,166,667 underlying shares were exercised at $0.10 and $0.15 with proceeds to the Company of $500,000. Also in March, the expiration date of the remaining 2,250,000 unexercised options was extended to April 2, 2004 and again extended to June 30, 2004. At the time of the original extension, pursuant to the Black-Scholes valuation model, the options were deemed to have a fair value of $391,000, which was reflected as additional Consulting Expense of $391,000, and was reported in the Consolidated Statement of Operations for the three months ended April 30, 2004. On June 30, 2004, the expiration date of the remaining 2,250,000 options was further extended to September 30, 2004 and was again further extended to the date of partial exercise and subsequent re-pricing, January 5, 2005, at which date 1,125,000 options were exercised, in accordance with the modified exercise price of $0.10 per share, and the Company received $112,500. The term of the remaining 1,125,000 options was extended to April 30, 2005 and their fair value was recalculated, resulting in a charge of $79,875 to Consulting Expense in the quarter ended January 31, 2005.  During the fiscal year ended October 31, 2004, an aggregate of $465,000 was recognized as fair value of the extended options and was charged to Consulting Expense.

            In April 2005, the remaining 1,125,000 options were exercised in accordance with the modified exercise price of $0.10 per share, and the Company received $112,500.

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

            Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provides for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock, which are restricted as to transferability. The shares were valued at $100,000, ($0.10 per share), which was charged to Deferred Compensation, to be expensed over the 36-month term of the agreement at $2,778 per month.  The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason."

Note 5 - Related Party Transactions

            Dr. Harold Terry, the owner of more than 25% of the Company's common stock, in January 2005, acquired 2,600,000 shares of common stock from the Company for cash consideration of $260,000. The shares, which are restricted as to transferability, were issued at $0.10 per share. Also, in January 2005, Dr. Terry converted the $125,000 convertible promissory note, which was issued in October 2004, in exchange for 1,250,000 shares of common stock. During the three months ended April 30, 2005, the Company issued an additional 675,000 shares of restricted common stock to Dr. Terry for $67,500 or $0.10 per share. Dr. Terry, who assumed the Company's contractual obligation to acquire the building housing its office facilities for $480,000, has continued to lease the building to the Company, on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Dr. Terry had also consented to the use of the property as collateral for the $300,000 La Jolla promissory note, which was paid in April 2005. As of April 30, 2005 and October 31, 2004, the Company was indebted to Dr. Terry for accrued rent in the amounts of $126,000 and $99,000, respectively and for accrued interest in the amounts of $21,735 and $15,547, respectively.

            Gordon Scott Venters, in November 2004, entered with the Company into a new three-year employment agreement, which is described above in Note 4-Commitments-Employment Agreement.

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

Note 7 - Subsequent Events

            In May 2005, the Company issued 2,150,000 shares of its restricted common stock, including 1,000,000 shares issued to Dr. Terry for $100,000.

            On June 9, 2005, the Company entered into a letter of intent to purchase all of the outstanding stock of a privately held California based audiovisual systems integrator in exchange for shares of a new series of the Company’s Preferred stock, which will be convertible into 49.9% of the then outstanding stock of the combined company.  Completion of the proposed transaction is subject to approval by the parties of a definitive acquisition agreement that will include various conditions that are set forth in the letter of intent.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          Magic Media Networks, Inc. ("we" or "the Company") is a media production and promotion company focused primarily on the television advertising industry. Our subsidiary, Destination Television Inc., provides access to our private television networks, Bar TV, Gym TV and Hotel TV that deliver national, regional, and local advertising content to high traffic leisure destinations.

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

            We currently have a total of approximately 100 locations installed and broadcasting Bar TV on a daily basis. We have approximately 63 locations in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We believe that this base of anchor locations has established our regional footprint in the Southeast Florida corridor, which covers the highly populated and affluent counties of Palm Beach, Broward and Miami-Dade. We also have approximately 31 locations in Central Florida (metropolitan Orlando and Tampa) and 7 in the Florida Keys. Some of these locations are not actively engaged in our network and may be removed by us, may discontinue their association with Bar TV or may again become active participants.

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

            Industry Background

            The point-of-purchase market together with the out-of-home advertising business is currently estimated at $6 billion annually. The advertising industry is diverse and includes television, newspapers, magazines, radio, specialty media, the Internet, billboards, direct mail and telephone directories. Approximately $460 billion was spent on worldwide advertising in 2000, including over $240 billion in the United States alone.

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

            We completed the beta testing of our Gym TV network at locations with Gold's Gym franchisees in South Florida. We attended the National Fitness Trade Shows, and were able to execute new agreements for Gym TV locations in several additional states as part of our national roll out. We are now broadcasting to approximately 36 locations and are awaiting installation of our equipment at approximately 25 additional facilities.

            In addition to having made application to register the trademark for Bar TV, we have made application to register the trademark of the Gym TV and Hotel TV brands with the United States Patent and Trademark Office under Section 038 of narrowcast media/audio in out-of- home (OOH) locations.

            Acquisition of National Hotel Network and ALW Communications

            On December 31, 2004, we completed the acquisition of all of the issued and outstanding stock of National Hotel Network, Inc. ("NHN") and ALW Communications, Inc. ("ALW"). The combined purchase price of the transactions was $100,000 cash (for the stock of NHN) and 1,282,354 shares of our common stock (for the stock of ALW). We planned to integrate the new acquisitions, under the brand Hotel TV, Inc., with our existing operations, Bar TV and Gym TV so as to offer national advertisers an opportunity to reach a targeted audience at leisure destinations at relatively reasonable advertising rates. In May 2005, we commenced a lawsuit regarding the acquisition of ALW and NHN. The suit alleges breach of contract; unjust enrichment; conversion; and breach of fiduciary position and we are seeking injunctive relief to prevent the transfer of the shares of our common stock, which we issued as partial consideration for our acquisition of ALW and NHN; and rescission of the acquisitions; return of common stock issued and cash paid in connection with the acquisitions; damages and other relief. We are unable to determine the outcome of the litigation and how it will affect our plans for Hotel TV, Inc.

            Description of the Acquired Companies

            ALW Communications, Inc. was formed in August 2002 and shortly thereafter, the concept for the City Traveler television program was introduced to South Florida's largest and most well known hotels. The show is an in-room television program designed to be a hotel guest's visual guide to the area. Each episode runs in a continuous loop on a dedicated channel, giving guests 24-hour access to an "insider's look" at the area's finest restaurants, attractions and shopping destinations. In May 2003, the show went live and now airs in approximately 18 premier hotels in the Greater Miami and Fort Lauderdale areas. At the time of our acquisition, we had understood that the show aired in 30 hotels. The City Traveler television show is currently offered at no cost to hotels and is broadcast from equipment installed in each hotel by independent contractors paid by ALW Communications, Inc. Hotels traditionally grant City Traveler exclusive broadcast rights for this type of programming.

            Unlike traditional television shows with conventional commercials, City Traveler attracts advertisers by offering advertisements that are actual pieces of a television show. Our production staff works with each client to create a unique 60- to 120-second "advertorial" to entertain, educate and motivate targeted hotel guests. City Traveler episodes consist of 15-30 of these individual segments, each highlighting a specific destination.

            In early 2004, in order to attract national advertisers, the National Hotel Network was formed as a sales organization to represent five companies (including ALW Communications, Inc.) that operated City Traveler-type channels in 11 U.S. cities. Through these local affiliates, the network had a viewer base in more than 470 hotels and 135,000 hotel rooms. Each affiliate independently produces their own travel show, however the National Hotel Television Network has contracts with each to sell customary 30, 60, and 90-second commercials. These contracts require that affiliates may not join a competing network, and that National Hotel Television Network not represent competitors airing programming in the affiliates' local markets. Shortly after completing our acquisition of ALW and NHN, we were notified that the largest of the five companies, City Explorer TV, cancelled its agreement with NHN. This cancellation resulted in a reduction of the number of affiliates from 11 to five and the reduction of the number of hotels to 228 and the number of hotel rooms to 37,715. Because we believe the former owners of ALW and NHN knew of the impending cancellation, we commenced litigation which is detailed below in Part II, Item 1 - Legal Proceedings.

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

            Employees

            We currently have seven full-time employees and also employ independent commission sales representatives. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide services on an as-needed basis.

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

            Letter of Intent to Acquire Be Media

            On June 9, 2005, we entered into a letter of intent to purchase all of the outstanding stock of Be Media, which is a privately held California based audiovisual systems integrator. The letter of intent provides for the issuance by us of a new series of our Preferred stock, which will be convertible into 49.9% of the then outstanding stock of the combined company.  Completion of the proposed transaction is subject to approval by the parties of a definitive acquisition agreement that will include various conditions that are set forth in the letter of intent that was included as an exhibit to our Report on Form 8-K that was filed with the Securities and Exchange Commission on June 10, 2005.

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

            In May 2005, we brought suit against the former owners of ALW and NHN in connection with our acquisition of their companies. In accordance with our policy, we consider the commencement of this lawsuit an event that may indicate a change in the carrying value of the acquired assets. We are in the process of determining the impact of these events on the expected future pre-tax cash flows, and expect to complete the assessment of possible impairment in the fiscal quarter ending July 31, 2005.

Results of operations for the Three Months Ending April 30, 2005 and April 30, 2004

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

            In the three months ending April 30, 2005, we had incidental sales in the nominal amount of $6,800. This compares to the nominal sales of $19,801 in the three months ended April 30, 2004. Our sales in both periods were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations to attract national and regional advertisers.

Expenses

            Selling, general and administrative expenses, for the quarter ended April 30, 2005, excluding consulting expenses, decreased $14,651 or 6.8%, to $200,420 from $215,071 in the comparable 2004 quarter. In the April 2005 quarter, our major expenses included $46,158 for independent sales and production personnel; $13,500 for rent; $18,175 for professional expenses and $41,583 for officer's compensation, of which $8,333 included the allocation of expense of previously issued shares. In the comparable April 2004 quarter, our major expenses included $59,437 for independent sales and production personnel; $13,500 for rent; $20,450 for professional expenses and $33,250 for officer's salary.

            Consulting expenses were $130,000 for the quarter ended April 30, 2005, all of which was paid in stock, in lieu of cash, compared to $416,000 for the quarter ended April 30, 2004, which included a non-cash expense of $391,000 representing the fair value of the extension of consultants' options.

            Interest expense for the quarter ended April 30, 2005, increased $1,183 or 11.9% to $11,146 from $9,963 in the comparable 2004 quarter. Interest expense for both quarters consists of interest on the La Jolla and Terry notes and payroll taxes payable.

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

Losses

            Our net loss before taxes for the fiscal quarter ended April 30, 2005 decreased $286,467 to $334,766 from $621,233 in the comparable fiscal 2004 quarter. This decrease in the loss before taxes was the result of a decrease of consulting expenses of $286,000; a decrease of selling, general and administrative expenses of $14,651; offset by an increase of interest expense of $1,183, and a decrease of $13,001 of nominal revenues.

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

Loss per Share

            The basic and diluted loss per share of common stock was $0.01 in the fiscal quarter ended April 30, 2005 compared to $0.02 in the fiscal 2004 quarter ended April 30, 2004, which was computed by dividing the net loss, by the weighted average common shares outstanding. In the fiscal 2005 quarter, the weighted average of outstanding common shares, which includes the weighted average number of common shares into which the preferred stock is convertible, was 36,025,805 compared to 25,738,299 in the fiscal year 2004 quarter. For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

Six months ended April 30, 2005 and six months ended April 30, 2004

Sales

            In the six months ended April 30, 2005, our sales were $9,100 compared to $38,632 in the six months ended April 30, 2004.

Expenses

            Selling, general and administrative expenses, for the six months ended April 30, 2005, excluding consulting expenses, decreased $26,806 or 41%, to $435,334 from $462,140 in the comparable 2004 six-month period. In the six months ended April 30, 2005, our major expenses included $138,368 of which, $37,500 was paid in stock in lieu of cash, for independent sales and production personnel; $27,000 for rent; $22,025 for professional expenses; and $83,167 for officer's compensation, of which $16,667 included the allocation of expense of previously issued shares. In the comparable April 2004 six months, our major expenses included $223,409, of which $123,600 was paid in stock in lieu of cash, for independent sales and production personnel; 27,000 for rent; $25,950 for professional expenses; and $66,500 for officer's salary.

            Consulting expenses were $246,875 for the six months ended April 30, 2005, of which $12,000 was paid in cash; $155,000 was paid in stock, in lieu of cash; and $79,875 was a non-cash expense, representing the fair value of the extension of consultants' options. Total consulting expenses were down $244,125 from $491,000 in the first half of 2004, which included a non-cash expense of $391,000, representing the fair value of the extension of consultants' options; and $100,000, paid in stock in lieu of cash.

            Interest expense for the six months ended April 30, 2005, increased $3,019, or 15.6%, to $22,396 from $19,377 in the comparable 2004 six-month period. Interest expense for the 2004 period consists of the accrued interest on the La Jolla and Terry notes and payroll taxes payable.

Losses

            Our net loss, before taxes, decreased $238,380 from $933,885, in the April 30, 2004 six months, to $695,505 in the April 30, 2005 six-month period. Included in our losses for both periods was the  non-cash charge for the fair value of the extension of consultants' options of $79,875 in the 2005 period and $391,000 in the comparable 2004 period. Although we have substantial tax carry-forwards, we have not reduced our net loss for the six month period by any tax benefit because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

Loss per Share

            The basic and diluted loss per share of common stock, in the six months ended April 30, 2005, was $0.02, compared to $0.04 in the like six-month period of fiscal 2004. The loss per share was computed by dividing the net loss, by the weighted average common and equivalent shares outstanding. In the fiscal 2005 six-month period, the weighted average, which includes the weighted average number of common shares into which the preferred stock is convertible, was 32,827,450 compared to 23,210,068 in the fiscal 2004 six-month period. For the purpose of computing loss per share of common stock, the Series A Preferred Stock (in the 2004 and 2005 periods) and the Series B Preferred Stock (in the 2005 period) were treated as if they were separate classes of common stock as the rights and attributes of the common shares and preferred shares are identical in all respects except for voting rights.

Liquidity and Capital Resources

            As of April 30, 2005, we had a net working capital deficit of $493,791, which compared to a net working capital deficit of $665,622 at October 31, 2004. The excess of current liabilities over current assets has caused us to defer the timely payment of outstanding liabilities including accounts payable, rent payments and payroll taxes. Dr. Terry's agreement to defer rent payments together with his advancing funds to us has allowed us to continue to operate while having a working capital deficit.

            As of April 30, 2005, we had cash of $29,516 compared to $329,228, on January 31, 2005 and $233,810, on October 31, 2004. The substantial cash reduction resulted from our April 24, 2005 payment of $345,830 to retire in full, including interest of $45,830, the La Jolla promissory note.

            At April 30, 2005, our liabilities consisted of accounts and accrued expenses payable of $194,166; payroll taxes payable of $129,299, and convertible notes payable to Dr. Terry of $200,000. Our accounts payable, payroll taxes payable and accrued expenses payable, which totaled $323,465, increased $49,033 from $274,432 at October 31, 2004. Included in our accrued expenses payable at April 30, 2005 was accrued rent payable to Dr. Terry of $126,000 and accrued interest due him of $21,735. Our total liabilities, all of which were due within one year, were $523,465 at April 30, 2005 for a decrease of approximately $376,000 from October 31, 2004, which resulted primarily from the payment of the La Jolla promissory note of $300,000 plus accrued interest of $45,830. We are developing a plan to handle our past due liability for payroll taxes.

            We did not generate cash from operations at any time in the period beginning November 1, 1999 through April 30, 2004. Our operating activities consumed cash of $621,320 in the fiscal year ended October 31, 2004 and $335,689 in the six months ended April 30, 2005.

            During the first six months of fiscal year 2005, we issued $801,666 of our securities of which $582,500 was for cash and $219,166 for services. Similarly, our financing activities provided cash and services of $790,000 and $223,600 for a total $1,013,600 for the first six months of fiscal year 2004. During fiscal year 2004, our financing activities provided total funds of $915,000.

            We have been funding our cash needs through the issuance of our common stock and convertible notes. We also used our common stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next 12 months through the sale of additional shares of our common stock and/or convertible securities and the possible exercise of outstanding warrants. We have filed a Registration Statement under Form SB-2, which has been deemed effective by the SEC, for the sale by La Jolla of up to 10,000,000 shares of our common stock, which may be acquired upon exercise of the 10,000,000 common stock warrants owned by them. The exercise of the warrants is determined by a formula in the warrant agreement, which is based on the market price and trading volume of our common stock. Any proceeds from the exercise of the warrants will be used to support our existing and proposed operations including the reduction of our liabilities.  There is no assurance that La Jolla will elect to or will be required to exercise any of their warrants. There is also no guarantee, that we will be able to raise any additional funds from the sale of our securities or from borrowings or from any other source.

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

ITEM 3 - CONTROLS AND PROCEDURES

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2005. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, chief financial officer/ principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made know to him. As of April 30, 2005, and the date of this Report, Gordon Scott Venters served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no significant or material changes in our internal controls over financial reporting or in other factors which have materially affected or that are reasonably likely to materially affect our internal controls over financial reporting.

             Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

 PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            On May 13, 2005, we commenced an action entitled Magic Media Networks, Inc. v. Alec M. Lindenauer and Louis T. Wolfson (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No. CACE 05 007429) regarding our acquisition on December 31, 2004 of ALW Communications, Inc. ("ALW") and National Hotel Television Network, Inc. ("NHN"). We brought suit alleging: breach of contract; unjust enrichment; conversion; and breach of fiduciary position. It is our contention that the defendants knew that a significant contractual relationship was about to be cancelled and intentionally failed to disclose this information causing us serious monetary harm. We are seeking injunctive relief to prevent the transfer of 1,282,352 shares of our common stock, which were issued as partial consideration for our acquisition of ALW and NHN. We are also seeking rescission; return of common stock issued and cash paid in connection with the acquisitions; damages in an amount to be specifically proven and identified at trial; pre-judgment and post-judgment interest; punitive damages; attorneys' fees and costs; and any and all other relief. The defendants submitted an answer to our complaint in which they denied our allegations and raised various affirmative defenses. The defendants also counterclaimed alleging breach of contract and are seeking approximately $47,000 for "unpaid wages, unpaid commissions, severance commissions and unpaid expenses. " The case is in a very early stage and it is too soon to determine how the various issues raised by the lawsuit will be resolved. There can be no assurance that we will be successful in our suit against Lindenauer and Wolfson or that their counterclaims will not be upheld.

            In March 2004, we were sued in an action entitled Domenic Franco v. Magic Media Networks, Inc. (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No. CACE 04 -004093), regarding the payment for investor relations services. The plaintiff alleged breach of contract in our failure to issue shares of our stock for the services allegedly rendered. We contend that we did not enter into a contract with the plaintiff and that he did not provide us with any services. In a non-binding arbitration, the arbitrator determined that we should pay the plaintiff $51,300 plus interest and possibly attorney's fees. We disagree with the determination of the arbitrator and have made a motion with the Court to proceed with a trial. We believe that the decision of the arbitrator in the non-binding arbitration is not indicative of the ultimate determination at trial. However, there is no assurance that we will be successful in our defense of the lawsuit.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the three months ended April 30, 2005, we issued the following securities:

            In April 2005, we issued 600,000 shares of our restricted common stock, valued at $60,000, to Norman. Gross; 600,000 shares of restricted common stock, valued at $60,000, to James Chincholl; and 100,000 shares of restricted common stock, valued at $10,000, to Christopher Knapp. The shares, which were issued for compensation for consulting services, were valued at $0.10 per share, which was representative of the market value at the date of issuance. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients had access to all relevant information necessary to evaluate the investment and they represented to us that the securities were being acquired for investment purposes.

           We issued 300,000 shares of restricted common stock in February 2005 and 375,000 shares in April 2005 to Dr. Harold K. Terry at $0.10 per share for a total of $67,500, which was used for working capital. The issuances to Dr. Terry were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The purchaser is a sophisticated "accredited" investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes. We also issued in April 2005 to L. Orton, at $0.10 per share, 300,000 shares of common stock for a total of $30,000. This issuance was also made in reliance on Section 4(2) of the Securities Act of 1933.

            As of April 30, 2005, we had 34,790,412 shares of common stock outstanding. As of the same date, we had 3,750,000 shares of Series B Preferred Stock outstanding.

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

Reports on Form 8-K

            On April 27, 2005, we reported on Form 8-K, under Item 8.01that on April 24, 2005, we paid $345,830, to La Jolla Cove Investors, Inc., as full payment of a promissory note in accordance with its terms.

 SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

June 20, 2005	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director