Form 10QSB
period 2005-07-31
MAGIC MEDIA NETWORKS INC
filed 2005-09-20
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Applicable only to corporate issuers
As of September 15, 2005 (the most recent practicable date), there were 38,094,257 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

MAGIC MEDIA NETWORKS, INC. FORM 10-QSB TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I

FINANCIAL INFORMATION

  ITEM 1 - FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets
	July 31, 2005 (unaudited)	October 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$163,215	$233,810

Total current assets	163,215	233,810

Property and equipment - net	128,516	101,020
Acquired amortizable intangible assets	2,755	2,980
Goodwill	238,943	0

Total Assets	$533,429	$337,810

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current liabilities:
Accounts and accrued expenses payable	$210,666	$175,685
Payroll taxes payable	150,910	98,747
Convertible notes payable - related party	200,000	325,000
Note payable - La Jolla Cove Investors	0	300,000

Total Current Liabilities	561,576	899,432

Stockholders' deficit
Preferred stock, Series B Convertible ($0.0001 par value) 3,750,000 shares authorized and issued	150,000	150,000
Common stock
46,250,000 ($0.0001 par value) shares authorized
38,094,257 shares issued (23,408,058 in 2004)	4,819,288	3,282,177
Deficit accumulated since quasi-reorganization October 31, 1999	(4,922,435)	(3,993,799)
Deferred compensation	(75,000)	0

Total Stockholders' Deficit	(28,147)	(561,622)

Total Liabilities and Stockholders' Deficit	$533,429	$337,810

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations (unaudited)
	Three Months Ended		Nine Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004

Net sales	$59,028	$15,686	$68,128	$54,318

Selling, general and administrative expenses	282,160	178,019	717,494	640,158
Consulting expenses	3,000	1,400	249,875	492,400
Interest expense	7,000	10,363	29,396	29,740

Total expenses	292,160	189,782	996,765	1,162,298

Net loss before income taxes	(233,132)	(174,096)	(928,637)	(1,107,980)

Income tax expense	0	0	0	0

Net loss	$(233,132)	$(174,096)	$(928,637)	$(1,107,980)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average common share equivalent outstanding	40,732,636	26,682,058	35,462,512	24,349,398

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows

	Nine Months Ended
	July 31, 2005 (unaudited)	July 31, 2004 (unaudited)

Operating Activities:
Net loss	$(928,637)	$(1,107,980)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	18,225	12,258
Stock issued for services	296,500	223,600
Extension of stock options for consulting services	79,875	391,000
Increase in payables and accrued expenses	87,144	45,089

Cash used by operating activities	(446,893)	(436,033)

Financing Activities:
Proceeds from issuance of common stock	832,500	750,000
Proceeds note payable - related party	0	40,000
Repayment note payable - La Jolla Cove Investors	(300,000)	0

Cash generated by financing activities	532,500	790,000

Investing Activities:
Acquisition of fixed assets	(34,367)	(85,104)
Acquisition of National Hotel Network	(100,000)	0
Acquisition of ALW Communications	(21,835)	0

Cash used by investing activities	(156,202)	(85,104)

Increase (decrease) in cash	(70,595)	268,863
Cash and cash equivalents - beginning	233,810	25,658

Cash and cash equivalents - ending	$163,215	$294,521

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.
 Notes to Interim Consolidated Financial Statements
July 31, 2005
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

            During the three months ended April 30, 2005, the Company issued 975,000 shares of restricted common stock of which 675,000 shares were issued to Dr. Terry for $67,500 or $0.10 share as further described below - Related Party Transactions, and 300,000 shares were issued to another party for $30,000 or $0.10 per share. The Company also issued in the three months ended April 30, 2005, 1,125,000 shares of common stock for $112,500 upon exercise of stock options, which were granted in September 2003, as described below - Common Sock Options and Warrants.

            During the three months ended July 31, 2005, the Company issued 2,153,845 shares of restricted common stock for $250,000 as described below - Related Party Transactions. Included in theses shares were 1,000,000 shares issued to Dr. Terry at $0.10 per share and the balance of 1,153,845 were issued to two accredited investors at approximately $0.14 per share.

            Stock Issued for Services

            During the three months ended January 31, 2005, the Company issued a total of 1,725,000 shares of restricted common stock for services, consisting of 1,000,000 shares issued in connection with a new three-year employment agreement with the Company's President, Gordon Scott Venters, described below in Note 4, Commitments, Employment Agreements; 100,000 shares as directors' fees (50,000 to Mr. Venters and 50,000 to Mr. Nugent); 250,000 to Worldwide Financial Marketing Inc. for investor relations services; and 375,000 to various employees. The shares were valued at $172,500 or $0.10 per share, which was representative of the approximate market value at the dates of issuance.

            During the three months ended April 30, 2005, the Company issued a total 1,300,000 shares of restricted common stock to three individuals for consulting services. The shares were valued at $130,000 or $0.10 per share, which was representative of the approximate market value at the dates of issuance.

            On May 31, 2005, the Company issued a total of 1,150,000 shares of restricted common stock to three individuals for consulting and professional services. The shares were valued at $69,000 or $0.06 per share, which was representative of the approximate market value at the date of issuance adjusted to reflect restrictions on transferability.

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

            In May 2005, the Company commenced a lawsuit regarding its acquisition of ALW and NHN. The suit alleges breach of contract; unjust enrichment; conversion; and breach of fiduciary position and the Company is seeking injunctive relief to prevent the transfer of the shares of its common stock, which were issued as partial consideration for the acquisition of ALW and NHN; and rescission of the acquisitions; return of common stock issued and cash paid in connection with the acquisitions; damages and other relief. In accordance with the Company's policy, it considers the commencement of this lawsuit an event that may indicate a change in the carrying value of the acquired assets. The Company is in the process of determining the impact of these events on the expected future pre-tax cash flows, and expects to complete the assessment of possible impairment by October 31, 2005, the end of the Company's fiscal year.

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

Note 5 - Related Party Transactions

            Dr. Harold Terry, a major shareholder of the Company's common stock, in January 2005, acquired 2,600,000 shares of common stock from the Company for cash consideration of $260,000. The shares, which are restricted as to transferability, were issued at $0.10 per share. Also, in January 2005, Dr. Terry converted the $125,000 convertible promissory note, which was issued in October 2004, in exchange for 1,250,000 shares of common stock. During the three months ended April 30, 2005, the Company issued an additional 675,000 shares of restricted common stock to Dr. Terry for $67,500 or $0.10 per share. In May 2005, the Company also issued an additional 1,000,000 shares of restricted common stock to Dr. Terry for $100,000 or $0.10 per share. Dr. Terry, who assumed the Company's contractual obligation to acquire the building housing its office facilities for $480,000, has continued to lease the building to the Company, on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Dr. Terry had also consented to the use of the property as collateral for the $300,000 La Jolla promissory note, which was paid in April 2005. As of July 31, 2005 and October 31, 2004, the Company was indebted to Dr. Terry for accrued rent in the amounts of $139,500 and $99,000, respectively and for accrued interest in the amounts of $24,735 and $15,547, respectively.

            Gordon Scott Venters, in November 2004, entered with the Company into a new three-year employment agreement, which is described above in Note 4-Commitments-Employment Agreement.

Note 6 - Letter of Intent to Acquire Be Media

            On June 9, 2005, the Company entered into a letter of intent to purchase all of the outstanding stock of a privately held California based audiovisual systems integrator in exchange for shares of a new series of the Company's Preferred stock, which will be convertible into 49.9% of the then outstanding stock of the combined company.  Completion of the proposed transaction is subject to approval by the parties of a definitive acquisition agreement that will include various conditions that are set forth in the letter of intent.

Note 7 - Ability to Continue as a Going Concern and Management Plan

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

            We plan to limit our active solicitation of advertising customers for our Bar TV and Gym TV networks but will now concentrate on promotional events instead; whether it is, for example, the launch of a new alcoholic beverage that we can promote in our nightclubs or a new vitamin enriched health drink that can be sold in the gyms. In addition, we intend to derive the majority of our revenues with strategic alliances and agreements with retail locations whereby they pay a fee to be on our network and "pass-through" national advertisers that pay the retailer "slotting" fees or co-op fees.

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

            We currently have a total of approximately 83 locations installed and broadcasting Bar TV on a daily basis. We have approximately 49 locations in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We believe that this base of anchor locations has established our regional footprint in the Southeast Florida corridor, which covers the highly populated and affluent counties of Palm Beach, Broward and Miami-Dade. We also have approximately 27 locations in Central Florida (metropolitan Orlando and Tampa) and 7 in the Florida Keys. Some of these locations are not actively engaged in our network and may be removed by us, may discontinue their association with Bar TV or may again become active participants.

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

            As we grow, we intend to license territories to individuals or corporations to sell the local, regional and national advertisements for their territory. We intend to operate the new locations and network broadcast remotely utilizing a "media box" consisting of a digital Internet/ethernet connected hard drive located at the out-of-home location that uses "pull" not "push" technology to the deliver the content to the location. Utilizing this "real-time" technology, we can update content on-demand, track data from the location, including commercial spot line-up, frequency and rotation, one-time advertisements and other digital signage configurations. We plan to compensate any necessary sales force with a base salary and an incentive plan if we are unable to license the territories. If we are unable to operate the new territories remotely, it could have a substantial and adverse impact on our expansion and capital plan.

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

            We completed the beta testing of our Gym TV network at locations with Gold's Gym franchisees in South Florida. We attended the National Fitness Trade Shows, and were able to execute new agreements for Gym TV locations in several additional states as part of our national roll out. We are now broadcasting to approximately 49 locations and are awaiting installation of our equipment at approximately 19 additional facilities.

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

            Unlike traditional television shows with conventional commercials, City Traveler attracts advertisers by offering advertisements that are actual pieces of a television show. Our production staff works with each client to create a unique 60- to 120-second "advertorial" to entertain, educate and motivate targeted hotel guests. City Traveler episodes consist of 15 to 30 of these individual segments, each highlighting a specific destination.

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

          Joint Venture Agreement with CityBuzz TV

          On August 29, 2005, we entered into a series of agreements with Citybuzz.TV, Inc. a Vidicom company, affiliating our subsidiary companies, Hotel TV, Inc. and National Hotel Television Network, Inc. ("NHN") under the Citybuzz.TV  brand, enabling our companies' high traffic leisure networks to cross-market to national advertisers in more than 250,000 hotel rooms in over 750 premium hotels in 22 major markets.

          Citybuzz.TV's affiliated companies in New York and Chicago, Applevision and ChicagoVision, are Nielsen audited and currently broadcast daily in 140 locations including the Waldorf Astoria, Trump International, Ritz-Carltons, St. Regis, Mandarin Oriental, Marriotts, Hiltons and the Four Seasons hotels. The recently completed Nielsen survey found 70% viewership in the majority of Citybuzz.TV markets.

          Citybuzz.TV network currently services Alaska, Atlanta, Baltimore, Boston, Chicago, Philadelphia, New York, St. Louis, Savannah, Washington D.C., Dallas, San Antonio, Las Vegas, Los Angeles, Orange County [California], San Diego and San Francisco.

          Under the agreements, we will now offer national advertisers spots in the top 20 markets including NHN's five markets and approximately 235 Hotel TV locations. Citybuzz.TV's current clients include American Express, Diageo, Hachette, and AstraZeneca.

          Additional contracts may be entered into in conjunction with these agreement including, but not limited to, the exercise of the terms of current agreements and the expansion or cross-platforming of current agreements/clients or advertisers on other Magic Media Network broadcasts.

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

Revenue Recognition:

          All of our revenue is derived from the production and sale of custom advertising and its subsequent airing throughout our Bar TV and other networks. Our primary obligations are to produce a completed video clip ("Production revenue") and to air that clip on our networks for an initial 90-day period ("Air Time revenue"). Production revenue is recognized upon the delivery and acceptance of the produced piece while Air Time revenue is recognized ratably over the 90-day period. Our advertising agreements provide one sum for both services. Management estimates the portion of the contract sum to be allocated to Production revenue based upon the projected production costs to be incurred. The remaining balance is allocated to Air Time revenue. Our network advertising medium is fairly unique and no statistics are currently available to support the nature and extent of our success in reaching a target market. We run produced spots at our own expense in order to generate the quantitative support necessary to eventually market this aspect of our business.

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

          In May 2005, we brought suit against the former owners of ALW and NHN in connection with our acquisition of their companies. In accordance with our policy, we consider the commencement of this lawsuit an event that may indicate a change in the carrying value of the acquired assets. We are in the process of determining the impact of these events on the expected future pre-tax cash flows, and expect to complete the assessment of possible impairment prior to October 31, 2005, the end of our fiscal year.

Results of operations for the Three Months Ending July 31, 2005 and July 31, 2004

          The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

          In the three months ending July 31, 2005, we had sales in the nominal amount of $59,028. This compares to the nominal sales of $15,686 in the three months ended July 31, 2004. Our sales in both periods were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations to attract national and regional advertisers.

Expenses

           Selling, general and administrative expenses, for the quarter ended July 31, 2005, excluding consulting expenses, increased $104,141 or 58.5%, to $282,160 from $178,019 in the comparable 2004 quarter. In the July 2005 quarter, our major expenses included $58,828 for independent sales and production personnel; $13,500 for rent; $87,414 for professional expenses, $66,000 of which was paid in stock in lieu of cash; and $41,583 for officer's compensation, of which $8,333 included the allocation of expense of previously issued shares. In the comparable July 2004 quarter, our major expenses included $60,377 for independent sales and production personnel; $13,500 for rent; $8,775 for professional expenses and $33,250 for officer's salary.

          Consulting expenses were $3,000 for the quarter ended July 31, 2005, all of which was paid in stock, in lieu of cash, compared to $1,400 for the quarter ended July 31, 2004

          Interest expense for the quarter ended July 31, 2005, decreased $3,363 or 32.5% to $7,000 from $10,363 in the comparable 2004 quarter. Interest expense for the 2005 quarter consists of accrued interest on the Terry notes and payroll taxes payable. The 2004 interest expense also includes accrued interest on the Terry notes and payroll taxes as well as interest on the La Jolla note which was paid in full in April 2005.

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

Losses

          Our net loss before taxes for the fiscal quarter ended July 31, 2005 increased $59,036 to $233,132, from $174,096 in the comparable fiscal 2004 quarter. This increase in the loss before taxes was the result of an increase of selling, general and administrative expenses of $104,141, which included an increase of professional expense of 78,639, of which $66,000 was paid in stock; and an increase of consulting expenses of $1,600; offset by an increase of $43,342 of nominal revenues and a decrease of interest expense of $3,363.

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

Loss per Share

          The basic and diluted loss per share of common stock was $0.01 in the fiscal quarter ended July 31, 2005 compared to $0.01 in the fiscal 2004 quarter ended July 31, 2004, which was computed by dividing the net loss, by the weighted average common shares outstanding. In the fiscal 2005 quarter, the weighted average of outstanding common shares, which includes the weighted average number of common shares into which the preferred stock is convertible, was 40,7221,136 compared to 26,682,058 in the fiscal year 2004 quarter. For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

Nine months ended July 31, 2005 and nine months ended July 31, 2004

Sales

          In the nine months ended July 31, 2005, our sales were $68,128 compared to $54,318 in the nine months ended July 31, 2004.

Expenses

          Selling, general and administrative expenses, for the nine months ended July 31, 2005, excluding consulting expenses, increased $77,336 or 10.8%, to $717,494 from $640,158 in the comparable 2004 nine-month period. In the nine months ended July 31, 2005, our major expenses included $197,196 of which, $37,500 was paid in stock in lieu of cash, for independent sales and production personnel; $40,500 for rent; $109,439 for professional expenses, of which $66,000 was paid in stock; and $124,750 for officer's compensation, of which $25,000 included the allocation of expense of previously issued shares. In the comparable July 2004 nine months, our major expenses included $283,777, of which $123,600 was paid in stock in lieu of cash, for independent sales and production personnel; $40,500 for rent; $34,725 for professional expenses; and $99,750 for officer's salary.

          Consulting expenses were $249,875 for the nine months ended July 31, 2005, of which $12,000 was paid in cash; $158,000 was paid in stock, in lieu of cash; and $79,875 was a non-cash expense, representing the fair value of the extension of consultants' options. Total consulting expenses were down $242,525 from $492,400 in the first three quarters of 2004, which included a non-cash expense of $391,000, representing the fair value of the extension of consultants' options; and $100,000, paid in stock in lieu of cash.

          Interest expense for the nine months ended July 31, 2005, declined $344 to $29,396 from $29,740 in the comparable 2004 nine-month period. Interest expense for the 2004 and 2005 periods consisted of the accrued interest on the La Jolla and Terry notes and payroll taxes payable.

Losses

          Our net loss, before taxes, decreased $179,343 from $1,107,980, in the July 31, 2005 nine months, to $928,637 in the July 31,, 2005 nine-month period. Included in our losses for both periods was the non-cash charge for the fair value of the extension of consultants' options of $79,875 in the 2005 period and $391,000 in the comparable 2004 period. Although we have substantial tax carry-forwards, we have not reduced our net loss for the nine-month period by any tax benefit because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

Loss per Share

          The basic and diluted loss per share of common stock, in the nine months ended July 31, 2005, was $0.03, compared to $0.05 in the like nine-month period of fiscal 2004. The loss per share was computed by dividing the net loss, by the weighted average common and equivalent shares outstanding. In the fiscal 2005 nine-month period, the weighted average, which includes the weighted average number of common shares into which the preferred stock is convertible, was 35,462,512 compared to 24,349,398 in the fiscal 2004 nine-month period. For the purpose of computing loss per share of common stock, the Series A Preferred Stock (in the 2004 and 2005 periods) and the Series B Preferred Stock (in the 2005 period) were treated as if they were separate classes of common stock as the rights and attributes of the common shares and preferred shares are identical in all respects except for voting rights.

Liquidity and Capital Resources

          As of July 31, 2005, we had a net working capital deficit of $398,361, which compared to a net working capital deficit of $665,622 at October 31, 2004 and $493,791 at April 30, 2005. The excess of current liabilities over current assets has caused us to defer the timely payment of outstanding liabilities including accounts payable, rent payments and payroll taxes. Dr. Terry's agreement to defer rent payments together with his advancing funds to us has allowed us to continue to operate while having a working capital deficit.

          As of July 31, 2005, we had cash of $163,215, compared to $29,516, on April 30, 2005 and $233,810, on October 31, 2004. The increase in cash in the July 2005 quarter resulted from the issuance of stock for cash, while the substantial cash reduction from October 31, 2004 to April 30, 2005 resulted from our April 24, 2005 payment of $345,830 to retire in full, including interest of $45,830, the La Jolla promissory note.

          At July 31, 2005, our liabilities consisted of accounts and accrued expenses payable of $210,666; payroll taxes payable of $150,910, and convertible notes payable to Dr. Terry of $200,000. Our accounts payable, payroll taxes payable and accrued expenses payable, which totaled $361,576, increased $87,144 from $274,432 at October 31, 2004. Included in our accrued expenses payable at July 31, 2005 was accrued rent payable to Dr. Terry of $139,500 and accrued interest due him of $24,735. Our total liabilities, all of which were due within one year, were $561,576 at July 31, 2005 for a decrease of approximately $338,000 from October 31, 2004, which resulted primarily from the payment of the La Jolla promissory note of $300,000 plus accrued interest of $45,830. We are developing a plan to handle our past due liability for payroll taxes.

          We did not generate cash from operations at any time in the period beginning November 1, 1999 through July 31, 2005. Our operating activities consumed cash of $621,320 in the fiscal year ended October 31, 2004 and $446,893 in the nine months ended July 31, 2005.

          During the first nine months of fiscal year 2005, we issued $801,666 of our securities of which $832,500 was for cash and $296,500 for services. Similarly, our financing activities provided cash and services of $790,000 and $223,600 for a total $1,013,600 for the first nine months of fiscal year 2004. During fiscal year 2004, our financing activities provided total funds of $915,000.

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

 ITEM 3 - CONTROLS AND PROCEDURES

          We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2005. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, chief financial officer/ principal accounting officer who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made know to him. As of July 31, 2005, and the date of this Report, Gordon Scott Venters served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer). There have been no significant or material changes in our internal controls over financial reporting or in other factors which have materially affected or that are reasonably likely to materially affect our internal controls over financial reporting.

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

  PART II

OTHER INFORMATION

 ITEM 1 - LEGAL PROCEEDINGS

         In March 2004, we were sued in an action entitled Domenic Franco v. Magic Media Networks, Inc. (Circuit Court of the 17th Judicial District, Civil Division, Broward County , Florida - Case No. CACE 04 -004093), regarding the payment for investor relations services. The plaintiff alleged breach of contract in our failure to issue shares of our stock for the services allegedly rendered. We contend that we did not enter into a contract with the plaintiff and that he did necision of the arbitrator in the non-binding arbitration is not indicative of the ultimate determination at trial. However, there can be no assurance that we will be successful in our defense of the lawsuit.

          On May 13, 2005, we commenced an action entitled Magic Media Networks, Inc. v. Alec M. Lindenauer and Louis T. Wolfson (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No. CACE 05 007429) regarding our acquisition on December 31, 2004 of ALW Communications, Inc. ("ALW") and National Hotel Television Network, Inc. ("NHN"). We brought suit alleging: breach of contract; unjust enrichment; conversion; and breach of fiduciary position. It is our contention that the defendants knew that a significant contractual relationship was about to be cancelled and intentionally failed to disclose this information causing us serious monetary harm. We are seeking injunctive relief to prevent the transfer of 1,282,352 shares of our common stock, which were issued as partial consideration for our acquisition of ALW and NHN. We are also seeking rescission; return of common stock issued and cash paid in connection with the acquisitions; damages in an amount to be specifically proven and identified at trial; pre-judgment and post-judgment interest; punitive damages; attorneys' fees and costs; and any and all other relief. The defendants submitted an answer to our complaint in which they denied our allegations and raised various affirmative defenses. The initial complaint was partially dismissed and an amended complaint will be filed shortly adding more allegations of newly discovered fraud by defendants. The defendants also counterclaimed alleging breach of contract and are seeking approximately $47,000 for "unpaid wages, unpaid commissions, severance commissions and unpaid expenses." The case is in a very early stage and it is too soon to determine how the various issues raised by the lawsuit will be resolved. There can be no assurance that we will be successful in our suit against Lindenauer and Wolfson or that their counterclaims will not be upheld.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          During the three months ended July 31, 2005, we issued the following securities:

          We issued 2,153,845 shares of restricted common stock for $250,000 cash. Of these shares, 1,000,000 shares were issued to Dr. H.K. Terry at $0.10 per share and 1,153,845 shares were issued to two accredited investors at approximately $0.14 per share.

          Also, on May 31, 2005, we issued a total of 1,150,000 shares of restricted common stock to three individuals for consulting and professional services. The shares were valued at $69,000 or $0.06 per share, which was representative of the approximate market value at the date of issuance adjusted to reflect restrictions on transferability.

          The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients had access to all relevant information necessary to evaluate the investment and they represented to us that the securities were being acquired for investment purposes.

          None of the above described shares issued have been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

          As of July 31, 2005, we had 38,094,257 shares of common stock outstanding. As of the same date, we had 3,750,000 shares of Series B Preferred Stock outstanding.

ITEM 5 – OTHER INFORMATION

          In late August and early September 2005, we entered into three agreements (Exhibits 10.1, 10.2 and 10.3) with Citybuzz.TV, Inc., a Vidicom company, affiliating our subsidiary companies, Hotel TV, Inc. and National Hotel Television Network, Inc. ("NHN") under the Citybuzz.TV brand, enabling our companies' high traffic leisure networks to cross-market to national advertisers in more than 250,000 hotel rooms in over 750 premium hotels in 22 major markets.

          Citybuzz.TV's affiliated companies in New York and Chicago, Applevision and ChicagoVision, are Nielsen audited and currently broadcast daily in 140 locations including the Waldorf Astoria, Trump International, Ritz-Carltons, St. Regis, Mandarin Oriental, Marriotts, Hiltons and the Four Seasons hotels. The recently completed Nielsen survey found 70% viewership in the majority of Citybuzz.TV markets.

          Citybuzz.TV network currently services Alaska, Atlanta, Baltimore, Boston, Charleston, Chicago, Philadelphia, New York, St. Louis, Savannah, Washington D.C., Dallas, San Antonio, Las Vegas, Los Angeles, Orange County [California], San Diego and San Francisco.

          Under the agreements, we will now offer national advertisers spots in the top 20 markets including NHN's five markets and approximately 235 Hotel TV locations. Citybuzz.TV's current clients include American Express, Diageo, Hachette, and AstraZeneca.

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibits Exhibit 10.1 - Membership and Service Agreement between National Hotel Television Network DBA Citybuzz.tv and Citybuzz.tv dated September 6, 2005 Exhibit

10.2 - Membership and Service Agreement between Hotel TV, Inc. DBA Citybuzz.tv and Citybuzz.tv, Inc. dated September 6, 2005 Exhibit

10.3 - Citybuzz.tv and National Hotel Television Network dated August 29, 2005

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

Reports on Form 8-K

On May 19, 2005, we reported on Form 8-K, under Item 8.01, that on May 13, 2005 we commenced a legal action against the former owners of ALW Communications, Inc. and National Hotel Television, which we had acquired on December 31, 2004.

On June 10, 2005, we reported on Form 8-K, under Item 8.01, that on June 9, 2005 we entered into a letter of into to acquire Be Media.

  SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

September 19, 2005	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director