Form 10QSB/A
period 2005-07-31
MAGIC MEDIA NETWORKS INC
filed 2005-09-21
CIK 1109067

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

This Form 10-QSB/A is being filed to correct Part II, Item 1 - Legal Proceedings and Item 6 - Exhibits and Reports on Form 8-K which were garbled during Edgar conversion and transmission.

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

            As we grow, we intend to license territories to individuals or corporations to sell the local, regional and national advertisements for their territory. We intend to operate the new locations and network broadcast remotely utilizing a "media box" consisting of a digital Internet/ethernet connected hard drive located at the out-of-home location that uses "pull" not "push" technology to deliver the content to the location. Utilizing this "real-time" technology, we can update content on-demand, track data from the location, including commercial spot line-up, frequency and rotation, one-time advertisements and other digital signage configurations. We plan to compensate any necessary sales force with a base salary and an incentive plan if we are unable to license the territories. If we are unable to operate the new territories remotely, it could have a substantial and adverse impact on our expansion and capital plan.

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

  PART II

OTHER INFORMATION

 ITEM 1 - LEGAL PROCEEDINGS

         In March 2004, we were sued in an action entitled Domenic Franco v. Magic Media Networks, Inc. (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No. CACE 04 -004093), regarding the payment for investor relations services. The plaintiff alleged breach of contract in our failure to issue shares of our stock for the services allegedly rendered. We contend that we did not enter into a contract with the plaintiff and that he did not provide us with any services. In a non-binding arbitration, the arbitrator determined that we should pay the plaintiff $51,300 plus interest and possibly attorney's fees. We now have a motion pending to allow a trial de novo which will be heard by the Court. On September 12, 2005 the Court entered a verbal order which confirmed the arbitration award and entered a judgment in favor of the plaintiff in the amount of $64,704. The Court expressed its opinion that it lacked discretion at that time to not enter the order. A motion to vacate the order and stay the execution of the judgment, pending an evidentiary hearing, is being prepared by the Company's counsel. Although there can be no assurance, our counsel is of the opinion that the Company's motion to stay execution of the judgment will be granted and a de novo trial will be ordered. We believe that the decision of the arbitrator in the non-binding arbitration is not indicative of the ultimate determination at trial. However, there can be no assurance that we will be successful in our defense of the lawsuit.

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

ITEM 5 - OTHER INFORMATION

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

(a)

Exhibits

Exhibit 10.1 - Membership and Service Agreement between National Hotel Television Network DBA Citybuzz.tv and Citybuzz.tv dated September 6, 2005

Exhibit 10.2 - Membership and Service Agreement between Hotel TV, Inc. DBA Citybuzz.tv and Citybuzz.tv, Inc. dated September 6, 2005

Exhibit 10.3 - Membership and Service Agreement between Citybuzz.tv and National Hotel Television Network dated August 29, 2005

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

  SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

September 20, 2005	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director