Form 10KSB
period 2005-10-31
MAGIC MEDIA NETWORKS INC
filed 2006-02-15
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]      Annual Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended October 31, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No  [X]

Magic Media Networks, Inc. had total revenue of $70,586 for the fiscal year ended October 31, 2005.

The aggregate market value of the stock held by non-affiliates (27,353,078 shares) computed by reference to the closing price of such stock ($0.10), as of February 13, 2006, was $2,735,308.

As of February 13, 2006, there were 39,514,325 shares of common stock of Magic Media Networks, Inc. outstanding.

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

           Our wholly owned subsidiary Destination Television, Inc.'s core business is the implementation of private television networks and digital signage in high traffic leisure destinations. Destination Television looks to provide additional revenue streams for our company as an "out-of-home" ("OOH") television syndicator by providing national advertising on third-party OOH Networks.

           Destination Television's current network broadcasts Bar TV, Gym TV and Hotel TV, and airs first run Hollywood blockbuster movie trailers and new music videos that are strategically placed next to quality digital advertising, creating our unique brand of "Advertainment."

           Our primary business is the creating and implementing out-of-home (OOH) distribution network platforms and the syndication of third-party OOH networks to reach captive audience viewers, primarily in high traffic OOH leisure destinations. We provide proprietary advertising and marketing concepts, which we produce, as well as advertising content provided by our advertisers. Our digital networks allow for content that can be specific for each targeted demographic group. We promote our networks as being able to increase exposure and brand recognition and strengthen the influence of consumer purchasing decisions, both at the point-of-purchase as well as at the retail level. Our digital technology and premium locations can provide advertisers with instant delivery and flexibility of content that can be unique to each location, which allows our clients the ability to change their programming or select a specific location to target-market potential consumers. Our private television networks are not currently regulated by the FCC, which offers distribution opportunities to companies that are unable to advertise their products on conventional networks or cable television.

            Our revenue is now derived from the production and sale of custom advertising and the subsequent airing of the ads on our Bar TV, Gym TV and Hotel TV networks and in the future we expect revenue from third-party OOH affiliate networks . We offer leisure destinations, primarily bars, taverns and nightclubs, for Bar TV; and health clubs and gyms, for Gym TV; and hotels and resorts, for Hotel TV, a system consisting of hardware and software and if necessary, television monitors to distribute our programming.

            Our executive offices are located at 530 North Federal Highway, Fort Lauderdale, Florida 33301 and our telephone number is (954) 764-0579. Our website address is www.magicmedia.com.

            Strategy

            We have revised our business model to concentrate on the concept that "leisure destinations drive traffic to retail locations." We have developed relationships with leisure destinations such as bars, taverns, nightclubs, gyms, health clubs and in hotels and resorts in desirable tourist areas.

           Beginning in January 2006, we have consolidated our sales operations and re-positioned our company as an "out-of-home television syndicator."

           We intend to focus our core operations on executing joint agreements with other companies and licensing from them certain rights to their prime digital networks for the placement of advertisements in their "out-of-home" high traffic captive audience locations.

           We have secured many new hotel locations through these agreements, as well as new gym and airline locations which are referred to in the jargon of the advertising industry as "digital real estate" and we intend to secure additional agreements for "out-of home" digital locations. We believe that by increasing our portfolio of these digital locations, we will be able to enter into substantive third party agreements with major advertising agencies, media representation firms and other independent contractors interested in purchasing national, regional and local advertising slots on our three "out-of-home" television network platforms.

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

           We currently have a total of approximately 57 locations installed and broadcasting Bar TV on a daily basis that have served as the beta test for the advertising platform. We have approximately 34 locations in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We believe that this base of anchor locations has established our regional footprint in the Southeast Florida corridor, which covers the highly populated and affluent counties of Palm Beach, Broward and Miami-Dade. We also have approximately 20 locations in Central Florida (metropolitan Orlando and Tampa) and 3 in the Florida Keys. Some of these locations are not actively engaged in our network and may be removed by us, may discontinue their association with Bar TV or may again become active participants. We are planning to attend the Nightclub and Bar Convention and Tradeshow as a co-exhibitor with Be Media in Las Vegas on Mach 5-8, 2006 and look to enter into agreements with regional and national chains of bars, pubs and bar-themed restaurants to roll out Bar TV to the mass market and create the distribution platform necessary to attract national advertisers. We also intend to enter into agreements with advertisers at the convention that are interested in reaching that sector of the population that patronizes these establishments.

            We believe that our business model can only be successful if we are able to attract those national and major regional advertisers that are interested in reaching the demographics of our advertiser platforms. In order to accomplish this goal, we must continue to place our broadcast in high traffic locations in the entertainment districts throughout the United States. There is no assurance that we will able to enter into agreements with a sufficient number of business locations within the United States to interest the advertisers we are seeking.

            In order to interest viewers to watch our monitors and see and pay attention to our advertisements, we must provide entertaining content. We use the same approach as network television which provides content, which may be situation comedies, quiz, reality, talent or late-night talk shows to draw viewers and keep them entertained and focused on their television sets so that during the commercial breaks they watch the ads and eventually buy the products. Just as an "ads-only" channel has not proven to be popular, we believe that to be successful in presenting advertisements, we must provide some form of entertainment and we have chosen first-run motion picture trailers and new music videos as our entertainment. We have not taken any surveys as to whether our locations' patrons like being exposed to ads or movie trailers or music videos.

           We utilize as "backbone" or "core" content, movie trailers of first-run motion pictures from the major motion picture studios, including Twentieth Century Fox, Columbia Pictures, MGM, Warner Bros., Paramount Pictures, Dreamworks and Universal highlighting upcoming releases, and new music videos from the major record labels including Geffen, Universal Atlantic, Capitol, EMI, Epic, Electra, Def Jam, Island, J Records and Maverick. The movie trailers, which are rated as suitable for general audiences, are supplied to us, without charge, by Fahlgren Entertainment, Inc., an Atlanta based entertainment oriented advertising and public relations agency.  Fahlgren Entertainment, Inc. has agreements with the studios to receive print and ad ("P & A") marketing materials, which they provide to third-party entertainment companies such as our company to expand the "P & A" promotion of upcoming theatrical releases. The music videos, which are promotions for upcoming album releases, are provided to us for promotional purposes as well.

           We then schedule local, regional and national advertisements, before and after the filmed movie trailers.  Because music is generally played in our locations by disk jockeys or juke boxes, it is necessary that our broadcasts of movie trailers and music videos and ads be graphically intensive and without sound.

            We currently do not receive any direct revenues from these trailers and videos, but we are free to use them as core content in our broadcasts to the locations that comprise our network. In exchange for allowing us to broadcast our ads and content to their location to be viewed by their patrons, we provide free advertisements, which includes producing a five-second static advertisement for the retail location utilizing its logo, address, website address and phone number. We also provide an "event calendar" featuring the locations' products and services and optional digital photographs of patrons and employees and allocate up to two to four minutes of airtime per hour of broadcast to their location.

            We maintain a similar relationship with our Gym TV locations, except that in addition to providing the businesses with free advertisements, we have entered into agreements to pay the locations, on a pro-rata basis, from 10% to 33% of the gross ad revenue. We may not continue revenue sharing when a national rollout of the Gym TV network is implemented.

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

            Through our networks, we have created advertising distribution channels that permit advertisers to effectively reach their audience in an out-of-home environment. We intend to capture an increasing share of the total advertising market. We believe that point-of-purchase advertising networks appeal to out-of-home advertisers who today employ a broad range of advertising mediums.

            Network Program

            Our "networks," which is the term we use to describe our groups of locations that permit their patrons to view our broadcasts, offer advertisers the ability to target specific demographics on a site-by-site basis. Placing monitors in high traffic leisure destinations such as sports bars, taverns, nightclubs, gyms and health clubs, hotels and airlines increases exposure and ad impressions. The monitors are profiled based on specific characteristics of their audience, including age, gender, race and income. This is not accomplished scientifically, but by word-of-mouth and anecdotal observation, which we believe to be reliable. Some examples of the type of information which may be helpful for advertisers are the price of drinks in a bar, which gives information as to patrons' income; the breakdown by sexes, which might indicate the type of drink, which would appeal to a particular gender; the types of cars and trucks in the parking lot, are all items of information that may be useful to advertisers in determining the demographics make-up of the viewing population.  This information availability allows us to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups.

            Our advertising monitor plays a repeating or looping sequence of advertising and programming.  As currently configured, a broadcast consists of 120 thirty-second advertising spots per hour.  The broadcast in each specific area can support 240 thirty-second airing slots, including entertainment spots, on the DVD on forward storage media player installed at each location. New technology has been announced that may make available to us a high definition and Blue Ray and double-layered DVDs that can provide increased storage and broadcast quality and availability. We intend to research this technology when it becomes available to determine its usefulness for our networks..

            Installation costs for a new site include the cost of acquiring hardware and the cost of installing equipment.  The fully installed average per site cost for a typical location with a single video monitor is approximately $600.  Some sites may contain multiple monitors. We secure three to five year placement contracts for locations.  There is no monthly recurring fee for the retail establishment that wants the monitors installed and we do not permit ads of competing bars, gyms, hotels or airlines to be broadcast to the retail locations that form our network.  The retail establishment is responsible for supplying electricity to the equipment and keeping the monitor on, during normal business hours. As compensation for allowing us to place our monitors or networks in their business location, which at present is generally a busy bar, tavern, nightclub, gym, hotel or airline, the location receives free advertising spots. We usually provide the business location with at least one minute of advertisements that air, without charge, at least twice per hour. The location may display, without charge, its monthly event calendar, five-second static ad and photo gallery or the locations' products or services that are all updated monthly at minimal cost to us.

            Advertising Sales

            Our strategy is to derive a significant portion of our revenue from advertisements placed on our network.  We are attempting to procure national advertisers, primarily through advertising and promotion agencies and public relations firms that have the ability to direct promotion funds to our networks. Examples of products that are constantly having special promotions are automobile manufacturers and fashion firms. We are also seeking advertisers that are looking for alternate media to promote their products that are limited by law or tradition as to their advertising options. We also look for opportunities for advertisers whose products can be sold immediately on an impulse basis such as beverages in a Bar TV location and health foods and supplements in Gym TV locations. Recent surveys have shown that 61% of people leaving gym locations make an immediate purchase, with 55% purchasing goods from a supermarket or drugstore (source: Health Club panel). We intentd to target advertisers that relate to this mentality of "leisure destinations driving traffic to retail locations" as we have implemented this tag line in the our marketing efforts..

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

            As we grow, we may intend to license territories to individuals or corporations to sell the local, regional and national advertisements for their territory. We intend to operate the new locations and network broadcast remotely, utilizing a "media box" consisting of a digital Internet/ethernet connected hard drive, commonly referred to as a "forward storage media player," located at the out-of-home location that uses "pull" not "push" technology, to deliver the content to the location. Utilizing this "real-time" technology, we can update content on-demand, track data from the location, including commercial spot line-up, frequency and rotation, one-time advertisements, playlists  and other digital signage data and configurations. If we implement a sales force as a result of being able to attract advertisers to our OOH television network platforms, we may implement an in-house sales force.  If necessary, the sales force may be paid a base salary and an incentive plan if we are unable to attract advertisers or to license the territories. If we are unable to operate the new territories remotely, it could have a substantial and adverse impact on our expansion and capital plan.

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

            We have completed the beta testing of our Gym TV network at locations with Gold's Gym franchisees and World Gyms and independent gyms in South Florida. We attended the National Fitness Trade Shows, and were able to execute new agreements for Gym TV locations in several additional states as part of our national roll out. We are now broadcasting to approximately 50 locations and are awaiting installation of our equipment at approximately 19 additional facilities.

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

            Description of the Acquired Companies

            ALW Communications, Inc. was formed in August 2002 and shortly thereafter, the concept for the City Traveler television program was introduced to South Florida's largest and most well known hotels. The show is an in-room television program designed to be a hotel guest's visual guide to the area. Each episode runs in a continuous loop on a dedicated channel, giving guests 24-hour access to an "insider's look" at the area's finest restaurants, attractions and shopping destinations. In May 2003, the show went live and now airs in approximately 21 premier hotels in the Greater Miami and Fort Lauderdale areas. At the time of our acquisition, we had understood that the show aired in 30 hotels. The City Traveler television show is currently offered at no cost to hotels and is broadcast from equipment installed in each hotel by independent contractors paid by ALW Communications, Inc. Hotels traditionally grant City Traveler exclusive broadcast rights for this type of programming.

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

            In early 2004, in order to attract national advertisers, the National Hotel Network was formed as a sales organization to represent five companies (including ALW Communications, Inc.) that operated City Traveler-type channels in 11 U.S. cities. Through these local affiliates, the network had a viewer base in more than 470 hotels and 135,000 hotel rooms. Each affiliate independently produces their own travel show, however the National Hotel Television Network has contracts with each to sell customary 30, 60, and 90-second commercials. These contracts require that affiliates may not join a competing network, and that National Hotel Television Network not represent competitors airing programming in the affiliates' local markets. Shortly after completing our acquisition of ALW and NHN, we were notified that the largest of the five companies, City Explorer TV, cancelled its agreement with NHN. This cancellation resulted in a reduction of the number of affiliates from 11 to five and the reduction of the number of hotels to 228 and the number of hotel rooms to 37,715 and virtually all the major demographic market areas "DMAs" of the National Hotel Television network. Because we believe the former owners of ALW and NHN knew of the impending cancellation as well as the reduction of the ALW locations being 21 not 30, we commenced litigation which is detailed below in Item 3 - Legal Proceedings-Lindenauer and Wolfson.

            In light of the litigation and in accordance with our accounting policies,   and after a comprehensive review of the assets obtained in the acquisition of ALW Communications and National Hotel Television Network, we determined that a permanent impairment of the value of the assets acquired had occurred. As a result, we have removed from our consolidated assets, goodwill acquired in the transaction in the amount of $250,070, as described below in Item 6 – Management Discussion and Analysis – Loss on Impairment of Goodwill.

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

          Employees

          We currently have five full-time employees and also employ independent commission representatives. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide services on an as-needed basis.

          Mergers and Acquisitions

          In addition to pursuing our revised business model, we are seeking to acquire companies or enter into joint ventures with companies that are in the advertising or promotion fields, especially companies that have in-house or affiliated sales departments. We believe that our concept of leisure destinations driving traffic to retail locations is relevant to all forms of advertising, whether in digital or print or sound format. We believe that there are companies, in Florida and elsewhere, that could benefit from our capabilities and industry relationships and that can also complement our existing network structure. In light of our limited cash position and relatively high debt load, there is no assurance that we will be able to complete the acquisition of any company.

          Letter of Intent to Acquire Be Media

          On June 9, 2005, we entered into a letter of intent to purchase all of the outstanding stock of Be Media, which is a privately held California based audiovisual systems integrator. The letter of intent provides for the issuance by us of a new series of our Preferred stock, which may be convertible into 49.9% of the then outstanding stock of the combined company.  Completion of the proposed transaction is subject to approval by the parties of a definitive acquisition agreement that will include various conditions that are set forth in the letter of intent that was included as an exhibit to our Report on Form 8-K that was filed with the Securities and Exchange Commission on June 10, 2005. As a condition of the letter of intent, Be Media was required to provide us with audited financial statements. The audits of Be Media's financial statements are in process but have not yet been completed. Preliminary unaudited financial statements indicate that there have been negative changes in Be Media's financial position that may require renegotiation of the original terms of the letter of intent. There is no assurance that the acquisition will be completed or that if it is completed that it will be on the terms originally indicated in the letter of intent.

ITEM 2 - PROPERTY

            We lease, pursuant to an oral agreement, an 8,500 square foot building in Fort Lauderdale, Florida owned by Dr. Harold Terry.  This building houses our administrative offices and computer operations.  The unwritten lease agreement is for $4,500 per month and is on a month-to-month basis.

ITEM 3 - LEGAL PROCEEDINGS

            Franco

            In March 2004, we were sued in an action entitled Domenic Franco v. Magic Media Networks, Inc. (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No. CACE 04 -004093), regarding payment for investor relations services. The plaintiff alleged breach of contract in our failure to issue shares of our stock for the services allegedly rendered. We contended that we did not enter into a contract with the plaintiff and/or that he did not provide us with any services. In a non-binding arbitration, the arbitrator determined that we should pay the plaintiff $51,300 plus interest and possibly attorney's fees.  On September 12, 2005, the Court entered a verbal order which confirmed the arbitration award and subsequently entered a judgment in favor of the plaintiff in the amount of $64,704. Upon our motion, after a hearing, the Court set aside that final judgment. The case is now scheduled for trial de novo in March 2006. There can be no assurance that we will be successful in our defense of the lawsuit.

            Lindenauer and Wolfson

            On May 13, 2005, we commenced an action entitled Magic Media Networks, Inc. v. Alec M. Lindenauer and Louis T. Wolfson (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No. CACE 05 - 007429), regarding our acquisition on December 31, 2004 of ALW Communications, Inc. ("ALW") and National Hotel Television Network, Inc. ("NHN"). We brought suit alleging: breach of contract; unjust enrichment; conversion; and breach of fiduciary position. We contend that the defendants knew that a significant contractual relationship was about to be cancelled and intentionally failed to disclose this information causing serious monetary harm. We are seeking injunctive relief to prevent the transfer of 1,282,354 shares of our common stock, which were issued as partial consideration for the acquisition of ALW and NHN. We are also seeking rescission; return of common stock issued and cash paid in connection with the acquisitions; damages in an amount to be specifically proven and identified at trial; pre-judgment and post-judgment interest; punitive damages; attorneys' fees and costs; and any and all other relief.  A third amended complaint has been filed and the Company is awaiting response to that amended complaint. The case is in a very early stage and it is too soon to determine how the various issues raised by the lawsuit will be resolved. There can be no assurance that the Company will be successful in its suit against Lindenauer and Wolfson or that their potential counterclaims will not be upheld.

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On October 13, 2005 our Board of Directors approved, and a total of six stockholders owning 12,838,942 shares of our common stock outstanding as of October 13, 2005 and one stockholder, owning all of our Series B Preferred Stock consented in writing to, amending our Certificate of Incorporation to increase our authorized common stock to 200,000,000 shares. Such approval and consent constituted the approval and consent of a majority of the total combined voting power of our outstanding common stock and our Series B Preferred Stock and is sufficient under the Delaware General Corporation Law and our Certificate of Incorporation and Bylaws to approve the action. A Preliminary Information Statement was filed with the SEC. After discussion with the SEC, we determined that we not proceed with amending our Certificate of Incorporation increasing our authorized shares until we file an amended Preliminary Information Statement (Schedule 14-C) that will includes financial statements of Be Media.

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

Quarter Ending	High	Low

January 31, 2004	$0.57	$0.03
April 30, 2004	0.53	0.12
July 31, 2004	0.30	0.06
October 31, 2004	0.18	0.07

Quarter Ending	High	Low

January 31, 2005	$0.26	$0.095
April 30, 2005	0.22	0.11
July 31, 2005	0.20	0.07
October 31, 2005	0.20	0.12

Price Range of Series B Preferred Stock

            All of the shares of our Series B Preferred Stock are owned by our president, Gordon Scott Venters. There is no public market for our Preferred Stock.

Shareholders

            As of February 13, 2006, we had 39,514,325 shares of common stock and 3,750,000 shares of Series B Preferred Stock outstanding. The Series B Preferred Stock is convertible into 3,750,000 shares of common stock.

            As of February 13, 2006, we had approximately 500 shareholders of our common stock and as of that date we had one shareholder of our Series B Preferred Stock.

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

Changes in Securities and Use of Proceeds

Common Stock

            Stock Issuances

            We did not issue any additional shares during the fourth quarter of our 2005 fiscal year. As of October 31, 2005, we had 38,194,257 shares of common stock outstanding.

            Subsequent to the end of our October 31, 2005 fiscal year, in November 2005, we issued a total of 1,320,068 shares of common stock, which included 1,000,000 shares to Dr. H. K. Terry for $100,000 cash and a total of 320,068 shares to two persons for consulting services.

            As of February 13, 2006, we had 39,514,325 shares outstanding.

Notes Payable

            Convertible Notes Payable - Dr. Terry

            On April 15, 2003, we issued to Dr. H. K. Terry a $100,000 unsecured promissory note originally due April 15, 2004, which has been extended to April 15, 2005 and further extended to April 15, 2006. On October 12, 2003, we issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The maturity date of this note was extended to October 12, 2005 and further extended to October 12, 2006. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of our common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. On October 13, 2004, Dr. Terry advanced us an additional $125,000 for which we issued a one-year promissory note that was convertible, at the holder's option, at $0.10 per share. The notes were issued to document Dr. Terry's loans to us. The proceeds of the loans were used for working capital. In January 2005, Dr. Terry exercised the right to convert the $125,000 note issued on October 13, 2004 into 1,250,000 shares of our common stock.

            Note Payable - La Jolla Cove Investors, Inc.

            On October 23, 2003, as part of a legal settlement, we issued a $300,000 non-convertible 6-3/4% promissory note to La Jolla Cove Investors, Inc. ("La Jolla") due April 24, 2005 to replace a 7-3/4% convertible promissory note that had a maturity date of September 24, 2004. The new note continued to be secured by a $300,000 real estate mortgage on the land and building owned by Dr. Harold Terry that houses our corporate offices.  On April 24, 2005, we paid La Jolla $345,830, including $45,830 of accrued interest, in full payment of the promissory note.

Warrants and Stock Options

            Consultants' Options

            In September 2003, we granted options to two individuals, pursuant to consulting agreements to purchase 3,208,334 and 3,208,333 shares of common stock, for a total of 6,416,667 shares. The options, with an original expiration date of March 5, 2004, gave the right to purchase shares of common stock at exercise prices of $0.10 to $0.25, or an average of $0.1558 per share. The number of shares of common stock to be received by each of the grantees was limited so that each would not beneficially own more than 10% of the then outstanding shares of common stock. In February and March 2004, options representing 4,166,667 underlying shares were exercised at $0.10 and $0.15 with proceeds to us of $500,000. Also in March, the expiration date of the remaining 2,250,000 unexercised options was extended to April 2, 2004 and again extended to June 30, 2004. At the time of the original extension, pursuant to the Black-Scholes valuation model, the options were deemed to have a fair value of $391,000, which was reflected as additional Consulting Expense of $391,000, and was reported in the Consolidated Statement of Operations for the three months ended April 30, 2004. On June 30, 2004, the expiration date of the remaining 2,250,000 options was further extended to September 30, 2004 and was again further extended to the date of partial exercise and subsequent re-pricing, January 5, 2005, at which date 1,125,000 options were exercised, in accordance with the modified exercise price of $0.10 per share, and we received $112,500. The term of the remaining 1,125,000 options was extended to April 30, 2005 and their fair value was recalculated, resulting in a charge of $79,875 to Consulting Expense for the fiscal year ended October 31, 2005. In April 2005, the remaining 1,125,000 options were exercised in accordance with the modified exercise price of $0.10 per share, and we received $112,500. During the fiscal year ended October 31, 2004, an aggregate of $465,000 was recognized as fair value of the extended options and was charged to Consulting Expense.

            La Jolla Warrants

            In October 2003, La Jolla Cove Investors, Inc. entered into a two-year warrant agreement for the purchase of 10,000,000 shares of our common stock, exercisable before October 22, 2005 at a price equal to the greater of (a) 85% of the average of the 5 lowest volume weighted average prices in the prior 20 trading days before the date of exercise, or (b) $0.25 per share.  Although the parties referred to this document as a "warrant", La Jolla agreed that (subject to the terms and conditions of such "warrant") La Jolla will exercise such "warrant" if and when (a) the market price of the  common stock pursuant to the above formula equals $0.29 or more per share, (b) La Jolla's "piggy-back" rights have been declared "effective" by the S.E.C., and (c) in an amount at least equal to 10% of the volume of the common shares that trade at a price of $0.29 or more per share, excluding block trades of 50,000 shares or more. La Jolla was granted "piggy-back" rights for the above 10,000,000 shares on any Registration Statement that the Company files with the S.E.C. during a period of two years from the execution date of the Definitive Agreement. The number of shares of common stock to be received by La Jolla upon exercise of the warrants was limited so that La Jolla would not beneficially own more than 9.9% of the then outstanding shares of common stock. On October 22, 2005, the warrants expired.

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

Results of operations for the Fiscal Years Ending October 31, 2005 and October 31, 2004

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

            In the fiscal year ending October 31, 2005, we had sales in the nominal amount of $70,586. This compares to the nominal sales of $55,818 in the fiscal year ended October 31, 2004. Our sales in both periods were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations to attract national and regional advertisers.

Expenses

            Selling, General and Administrative

            Selling, general and administrative expenses for the fiscal year ended October 31, 2005 decreased $367,459, or approximately 25%, to $1,113,161 from $1,480,620 in fiscal year 2004. Nearly all of the decrease is attributed to a reduction of expenses from extension of stock options, which had been granted in 2003 for consulting services. In 2005, the charge for that non-cash expense was $79,875, which was a reduction of approximately $385,000 from a similar charge of $465,000 in fiscal year 2004.  Also included in selling, general and administrative expenses was $304,833 for services paid for with our stock, which was an increase over the prior year of $28,233 when services paid for with stock amounted to $276,600. Included in both periods were officer's salaries of $133,000. In 2005, there was also an additional amount of $33,333 of deferred compensation expense in connection with a stock grant to our president. Other expense categories in fiscal year 2005 included professional fees of $116,789 compared to $49,975 in the previous year.  Depreciation expense, for fiscal year 2005, at $40,800 was an increase of $23,467 over the $17,333 of depreciation expense in the 2004 fiscal year. The change of approximately 135% in depreciation resulted from an increase of fixed assets of approximately $105,000, of which more than $40,000 was for plasma screens for Gym TV locations. Expense for our production personnel and sales staff totaled approximately $248,000 in 2005. Accrued rent remained constant at $54,000 for each period.

            Interest Expense

            Interest expense in fiscal year 2005 decreased $4,297, or approximately 10%, to $36,896 from $41,193 in fiscal year 2004. Interest expense for 2005 includes interest on: the remaining $200,000 Terry convertible notes; the $125,000 Terry note for the period prior to its conversion into common stock; the $300,000 La Jolla note prior to its having been paid in full; and accrued interest on past due payroll taxes.

            Loss on Impairment of Goodwill

            After a comprehensive review of the assets obtained in the acquisition of ALW Communications and National Hotel Television Network, and as a result of litigation commenced by the Company (See below: Note 8 - Acquisition of ALW Communications and National Hotel Television Network and Note 9 - Litigation - Lindenauer and Wolfson), it was determined that a permanent impairment of the value of the assets acquired had occurred. As a result, our expenses for the year reflect a write-down of goodwill in the amount of $250,070.

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

Losses

            Our net loss, before taxes, decreased $136,454 to $1,329,541 in the year ended October 31, 2005 from $1,465,995, for the year ended October 31, 2004. Included in our losses for both periods was the non-cash charge for the fair value of the extension of consultants' options of $79,875 in the 2005 period and $465,000 in the comparable 2004 period. Although we have substantial tax carry-forwards, we have not reduced our net loss for the year by any tax benefit because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

            Although we believe our revised business model may provide for an increase in revenue and a reduction in losses for the year ending October 31, 2006, there can be no assurance that we will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future. The viability of our business plan necessitates that we significantly expand the number of locations that are part of our network to reach that level or critical mass of locations needed to attract sales organizations that are able to secure national advertisers for our networks. Without required funding, we will not be able to increase our locations or attract sales organizations and national advertisers.

Impact of Inflation

            It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

            We have not generated cash from operations in the period November 1, 1999 through October 31, 2005. Operating activities consumed cash of $510,268 in the fiscal year ended October 31, 2005 and $621,320 in the fiscal year ended October 31, 2004.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During fiscal year 2005, our financing activities provided total funds of $532,500. Similarly, our financing activities provided total funds of $915,000 for fiscal year 2004.

            Our liabilities, all of which are current liabilities (due within one year), were $618,126 at October 31, 2005. Of that amount, $200,000 plus accrued interest of $27,735 was owed to Dr. Terry in the form of convertible notes. In addition Dr. Terry was owed $153,000 for accrued rent. Our other major liability is payroll taxes, which has increased to approximately $171,000 at October 31, 2005. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities. There is no assurance that we will be able to reach a settlement of our payroll tax liabilities that will be acceptable to us.

            We have funded our cash needs during the last two fiscal years through the issuance of our common stock and convertible notes, for cash. We also used our common stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next 12 months through the sale of additional shares of our common stock and/or convertible securities.

Capital Expenditures

            We expect that our only significant capital expenditure in the upcoming year will be for television screens to be placed in various locations, primarily Gym TV locations that receive and transmit our programming and advertising. We have been in discussion with manufacturers and distributors of plasma screens and expect to reach an agreement for the purchase or lease of screens in the near future. There is no assurance that we will be able to reach an acceptable agreement nor if we do reach an agreement that we will be able to arrange suitable financing.

 ITEM 7 - FINANCIAL STATEMENTS

            Our audited financial statements for the fiscal years ended October 31, 2005 and October 31, 2004 follow Item 14, beginning at page F-1.

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

(b) Changes in internal controls

            Not applicable.

 ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

            The following is a list of our directors and executive officers, their respective ages and the positions they hold with us.

Name	Age	Positions

Gordon Scott Venters	44	Director, chief executive officer and president
Todd Nugent	47	Director

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

Compensation of Directors

            Members of our board of directors receive, on an annual basis, shares of our common stock, as payment for services. In 2005 and 2004, directors Gordon Scott Venters and Todd Nugent each received 50,000 shares of common stock. Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at board meetings.

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

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

            The following table provides summary information for the fiscal years 2003, 2004 and 2005 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Gordon Scott Venters, our president and chief executive officer. No other officer earned more than $100,000 during the period.

Summary Compensation Table
		Annual Compensation			Awards	Payouts

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

Gordon Scott Venters, President and Chief Executive Officer	2003	$133,000	0	0	0	0	0
	2004	133,000	0	0	0	0
	2005	133,000	0	0	0	1,000,000 shares

Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provides for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock, which were restricted as to transferability. The shares were valued at $100,000, ($0.10 per share), which was charged to Deferred Compensation, to be expensed over the 36-month term of the agreement at $2,778 per month.  The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason."

 ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information concerning the ownership of our common stock and Series B Preferred Stock as of February 10, 2006, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of February 10, 2006, there were: 39,514,325 shares of common stock and 3,750,000 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock and has the equivalent voting rights of four shares of common stock.

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

Name and Address of Beneficial Owner and Relationship to the Company	Class Common	Percent	Series B Pfd. (Percent)		Total common including shares which may be acquired within 60 days		Combined Percent

Gordon Scott Venters 530 N. Federal Highway Fort Lauderdale, FL 33301 President and Director	852,724	2.2%	3,750,000	(100%)	4,602,724	(1)	10.6%	(1)

Todd Nugent 23190 Coconut Shores Dr. Bonita Springs, FL 34134 Director	83,050	0.2	0		83,050		0.2

Dr. Harold K. Terry 600 NE 55th Terrace Miami, FL 33137 Beneficial Owner of more than 5% of Class	11,225,473	28.4	0		12,920,387	(2)	31.4	(2)

Blair Holder 1126 Hilltop Road NW New Philadelphia, OH 44663 Beneficial Owner of more than 5% of Class	2,200,000	5.6	0		2,200,000		5.6

Directors and Executive Officers as a group (-2-persons)	935,774	2.4%	3,750,000	(100%)	4,685,774	(1)	10.8%	(1)

            (1) Includes 3,750,000 shares issuable upon conversion of our Series B preferred stock.

            (2) Includes 1,694,915 shares which may be issued upon the conversion of $200,000 - 6% convertible promissory notes. Assumes a conversion price of $0.118 per share, which is the average share price of the five days prior to the date of this report. Depending on the actual five-day average price prior to conversion, as many as 4,000,000 shares may be required to be issued upon conversion.

Changes in Control

            There are currently no arrangements in place that will result in a change in control of our company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

            Dr. Harold Terry, a major shareholder of our common stock, in fiscal year 2005, acquired 4,275,000 shares of common stock from us for cash consideration of $427,500. The shares, which are restricted as to transferability, were issued at $0.10 per share. Also, in fiscal year 2005, Dr. Terry converted the $125,000 convertible promissory note, which was issued in October 2004, in exchange for 1,250,000 shares of common stock. His ownership of our Convertible Notes Payable is described above in Item 5 - Notes Payable- Convertible Notes Payable - Dr. Terry. Dr. Terry, who assumed our contractual obligation to acquire the building housing our office facilities in 2002 for $480,000, has continued to lease us the building, on a month-to-month basis, at $4,500 per month, which we have accrued but not paid. Dr. Terry had also consented to the use of the property as collateral for the $300,000 La Jolla promissory note, which we paid in full in April 2005 and the collateral was then released. As of October 31, 2005 and October 31, 2004, we were indebted to Dr. Terry for accrued rent in the amounts of $153,000 and $99,000, respectively and for accrued interest in the amounts of $27,735 and $15,547, respectively.

            In fiscal year 2004, Dr. Terry acquired from us 2,500,000 shares of our common stock at $0.10 per share for total cash consideration of $250,000.

            Subsequent to the end of fiscal year 2005, in November 2005, Dr. Terry acquired from us 1,000,000 additional shares of common stock for $100,000.

            Gordon Scott Venters, in November 2004, entered into a new three-year employment agreement with our company, which is described above in Item 10 - Executive Compensation -Employment Agreements. During fiscal year 2004, Mr. Venters converted 5,576,923 shares of Series A Preferred Stock, which represented all of the outstanding Series A Preferred Stock, into 557,693 shares of common stock in accordance with the conversion terms.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No
2.1	Stock Purchase Agreement for National Hotel Television Network, Inc. dated December 31, 2004 (*13)
2.2	Agreement and Plan of Reorganization with ALW Communications, Inc. dated December 31, 2004 (*13)
3.1(a)	Articles of Incorporation (*5)
3.1(b)	Articles of Amendment dated October 2, 2001(*3)
3.1(c)	Articles of Amendment dated April 9, 2002 (*1)
3.1(d)	Designation of Series A Convertible Preferred Stock (*3)(*4)
3.1(e)	Designation of Series B Convertible Preferred Stock (*2)
3.1(f)	Articles of Amendment dated February 25, 1992 (*5)
3.1(g)	Articles of Amendment Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated October 29, 2003 (*7)
3.2	Bylaws (*5)
10.1	Securities Purchase Agreement with La Jolla Cove Investors, Inc. dated September 2002 (*9)
10.2	Registration Rights Agreement with La Jolla Cove Investors, Inc. dated September 2002 (*9)
10.3	7 ¾ % Convertible Note for $300,000 dated September 2002 (*9)
10.4	Warrant to Purchase Common Stock dated September 2002 (*9)
10.5	La Jolla Letter of Addendum dated September 2002 (*9)
10.6	Warrant to Purchase Common Stock dated October 2003 (*7)
10.6(a)	Letter of Clarification of Warrant (*10)
10.6(b)	Agreement of Settlement of La Jolla Cove Litigation dated October 2003 (*11)
10.7	Promissory Note to La Jolla Cove Investors, Inc. dated October 2003 (*7)
10.8	Chincholl Consulting Agreement dated September 2003 (*6)
10.8(a)	Chincholl Stock Option Agreement under Consulting Agreement dated February 2004 (*10)
10.9	Gross Consulting Agreement dated September 2003 (*6)
10.9(a)	Gross Stock Option Agreement under Consulting Agreement dated February 2004 (*10)
10.10	Convertible Promissory Note to Harold K. Terry dated April 2003 (*8)
10.11	Convertible Promissory Note to Harold K. Terry dated October 2003 (*10)
10.12	Strategic Alliance Agreement with UTEK Corporation dated November 2003 (*10)
10.13	Employment Agreement with Gordon Scott Venters dated October 10, 1997 (*5)
10.14	Employment Agreement with Gordon Scott Venters dated November 15, 2004 (*12)
10.15	Employment Agreement for Alec Lindenauer with Hotel TV, Inc. dated December 31, 2004 (*13)
10.16	Employment Agreement for Lou Wolfson with Hotel TV, Inc. dated December 31, 2004 (*13)
10.17	Letter of Intent with Mohammad R. Ahmadi and Integrated Media Systems, Inc. dated June 9, 2005 (*14)
10.18	Membership and Service Agreement between National Hotel Television Network D/B/A Citybuzz.tv and Citybuzz.tv dated September 6, 2005 (*15)
10.19	Membership and Service Agreement between Hotel TV, Inc. D/B/A Citybuzz.tv and Citybuzz.tv, Inc. dated September 6, 2005 (*15)
10.20	Membership and Service Agreement between Citybuzz.tv and National Hotel Television Network dated August 29, 2005 (*15)
21.0	Subsidiaries of Registrant
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
(*1)	Incorporated by reference to our report on Form 8-K filed April 16, 2002
(*2)	Incorporated by reference to our report on Form 8-K filed July 15, 2002
(*3)	Incorporated by reference to our report on Form 8-K filed October 1, 2001
(*4)	Incorporated by reference to our report on Form 8-K filed March 23, 2001
(*5)	Incorporated by reference to our filing on Form 10-SB filed July 7, 2000
(*6)	Incorporated by reference to our S-8 filing of September 5, 2003
(*7)	Incorporated by reference to our report on Form 8-K filed October 31, 2003
(*8)	Incorporated by reference to our report on Form 10-QSB filed June 20, 2003
(*9)	Incorporated by reference to our report on Form 10-KSB filed February 13, 2003
(*10)	Incorporated by reference to our report on Form 10-KSB filed February 13, 2004
(*11)	Incorporated by reference to our SB-2/A filing of June 14, 2004
(*12)	Incorporated by reference to our report on Form 8-K filed November 18, 2004
(*13)	Incorporated by reference to our report on Form 8-K filed January 6, 2005
(*14)	Incorporated by reference to our report on Form 8-K filed June 10, 2005
(*15)	Incorporated by reference to our report on Form 10-QSB filed September 20, 2005

(b) Reports on Form 8-K

            No reports were filed on Form 8-K during the three months ended October 31, 2005.

 ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The only professional services rendered by Michael F. Cronin, CPA to the Company for the fiscal years ended October 31, 2005 and October 31, 2004 were audit services, the fees for which were $5,000 for each year. Michael F. Cronin, CPA did not provide audit-related services, tax services or other services during either fiscal year.

MAGIC MEDIA NETWORKS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditor's Report	F-2
Consolidated Financial Statements:
Balance Sheets as of October 31, 2005 and 2004	F-3
Statements of Operations for the Years Ended October 31, 2005 and 2004	F-4
Statements of Changes in Stockholders' Deficit for the Years Ended October 31, 2005 and 2004	F-5
Statements of Cash Flows for the Years Ended October 31, 2005 and 2004	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Magic Media Networks, Inc.
Fort Lauderdale, Florida

I have audited the accompanying consolidated balance sheets of Magic Media Networks, Inc. and subsidiaries (the "Company") as of October 31, 2005 and October 31, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards established by the Public Company Accounting Oversight Board. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magic Media Networks, Inc. and subsidiaries as of October 31, 2005 and October 31, 2004 and the results of its operations, its cash flows and changes in stockholders' deficit for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred total operating losses in the last two fiscal years, through October 31, 2005, of approximately $2,800,000. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. Its plan is included in Note 14 of the financial statements. The Company has primarily funded its operations through the sale of its common stock and proceeds of debt borrowings. There can be no assurance that the Company will be able to do so in the future, and, if so, provide it with sufficient capital and on terms favorable to the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise from the outcome of these uncertainties.

February 13, 2006

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets

	October 31, 2005	October 31, 2004

ASSETS

Current Assets:
Cash and Cash Equivalents	$38,735	$233,810

Total Current Assets	38,735	233,810

Property and Equipment - Net	165,992	101,020
Acquired Amortizable Intangible Assets	2,680	2,980

Total Assets	$207,407	$337,810

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and Accrued Expenses Payable	$247,022	$175,685
Payroll Taxes Payable	171,104	98,747
Convertible Notes Payable - Related Party	200,000	325,000
Note Payable - La Jolla Cove Investors	0	300,000

Total Current Liabilities	618,126	899,432

Stockholders' Deficit:
Preferred Stock, Series B Convertible ($0.0001 par value)
3,750,000 Shares Authorized and Issued	150,000	150,000
Common Stock ($0.0001 par value)
46,250,000 Shares Authorized
38,194,257 Shares Issued (23,408,058 in 2004)	4,829,288	3,282,177
Deficit Accumulated since Quasi-reorganization October 31, 1999	(5,323,340)	(3,993,799)
Deferred Compensation	(66,667)	0

Total Stockholders' Deficit	(410,719)	(561,622)

Total Liabilities & Stockholders' Deficit	$207,407	$337,810

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations

	Year Ended
	October 31, 2005	October 31, 2004

Net Sales	$70,586	$55,818

Selling, General and Administrative Expenses	1,113,161	1,480,620
Interest Expense	36,896	41,193
Loss on Impairment of Goodwill	250,070	0

Total Expenses	1,400,127	1,521,813

Net Loss before Income Taxes	(1,329,541)	(1,465,995)

Income Tax Expense	0	0

Net Loss	$(1,329,541)	$(1,465,995)

Basic and Diluted Loss per Share	$(0.04)	$(0.06)

Weighted Average Common Share Equivalent Outstanding	37,118,349	24,986,753

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC. Statement of Changes in Stockholders' Deficit

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Accumulated Deficit	Deferred Compensation	Total Stockholders' Deficit

	Shares	Amount	Shares	Amount	Shares	Amount

Balance October 31, 2003	14,684,698	$1,535,577	5,576,923	$250,000	3,750,000	$150,000	$(2,527,804)	$0	$(592,227)

Issued for Cash	6,666,667	750,000
Issued for Services	1,484,000	276,600
Issued for Fixed Assets	15,000	5,000
Issued for Conversion of Preferred Stock	557,693	250,000	(5,576,923)	(250,000)
Extension of Stock Options for Consulting Services	0	465,000
Net Loss for Year Ended October 31, 2004							(1,465, 995)

Balance October 31, 2004	23,408,058	$3,282,177	0	$0	3,750,000	$150,000	$(3,993,799)	$0	$(561,622)

Issued for Cash	5,728,845	607,500
Issued for Cash by Exercise of Stock Options	2,250,000	225,000
Issued Pursuant to Employment Agreement	1,000,000	100,000						(100,000)
Issued for Services	3,175,000	271,500
Issued for Conversion of Note	1,250,000	125,000
Issued for Fixed Assets	100,000	10,000
Issued for Acquisition of ALW Communications, Inc.	1,282,354	128,235
Extension of Stock Options for Consulting Services	0	79,875
Deferred Compensation Expense								33,333
Net Loss for Year Ended October 31, 2005							(1,329,541)

Balance October 31, 2005	38,194,257	$4,829,288	0	$0	3,750,000	$150,000	$(5,323,340)	$(66,667)	$(410,719)

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows
	Year Ended
	October 31, 2005	October 31, 2004

Operating Activities:
Net Loss	$(1,329,541)	$(1,465,995)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	40,800	17,333
Stock Issued for Services	304,833	276,600
Extension of Stock Options for Consulting Services	79,875	465,000
Impairment Loss	250,070	0
Increase in Payables and Accrued Expenses	143,695	85,742

Cash Used by Operating Activities	(510,268)	(621,320)

Financing Activities:
Proceeds from Issuance of Common Stock	832,500	750,000
Proceeds Convertible Notes -Related Party	0	165,000
Repayment – Note Payable La Jolla Cove Investors	(300,000)	0

Cash Generated by Financing Activities	532,500	915,000

Investing Activities:
Acquisition of Fixed Assets	(95,472)	(85,528)
Acquisition of National Hotel Television Network	(100,000)	0
Acquisition of ALW Communications	(21,835)	0

Cash Used by Investing Activities	(217,307)	(85,528)

Increase (Decrease) in Cash	(195,075)	208,152
Cash and Cash Equivalents-Beginning	233,810	25,658

Cash and Cash Equivalents-Ending	$38,735	$233,810

See Summary of Significant Accounting Policies and Notes to Financial Statements.

MAGIC MEDIA NETWORKS, INC.
Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2005 and October 31, 2004

Basis of Presentation

The consolidated financial statements include the accounts of Magic Media Networks, Inc. and its wholly owned subsidiaries; Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc. Also included, from the date of acquisition (December 31, 2004) are the results of ALW Communications, Inc. and National Hotel Television Network, Inc. All significant inter-company account balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Quasi-Reorganization

As of October 31, 1999, the Company concluded its period of reorganization by reaching a settlement agreement with all of its significant creditors. The Company, as approved by its Board of Directors, elected to state its October 31, 1999 balance sheet as a "quasi-reorganization," pursuant to ARB 43. These rules require the revaluation of all assets and liabilities to their current values through a current charge to earnings and the elimination of any deficit in retained earnings by charging paid-in-capital. From November 1999 forward, the Company has recorded net income (and net losses) to retained earnings and (accumulated deficit).

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $40,500 and $17,033 for 2005 and 2004, respectively. A summary of fixed assets and the related accumulated depreciation is as follows:

	2005	2004

Equipment	$ 238,525	$ 133,053
Accumulated depreciation	(72,533)	(32,033)

Net	$ 165,992	$ 101,020

MAGIC MEDIA NETWORKS, INC.
Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2005 and October 31, 2004

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

   Write-down of Assets of ALW Communications and National Hotel Television Network

After a comprehensive review of the assets obtained in the acquisition of ALW Communications and National Hotel Television Network, and as a result of litigation commenced by the Company (See below: Note 8 - Acquisition of ALW Communications and National Hotel Television Network and Note 9 - Litigation - Lindenauer and Wolfson), it was determined that a permanent impairment of the value of the assets acquired had occurred. As a result, the accompanying consolidated statement of operations reflects a write-down of goodwill in the amount of $250,070.

Revenue Recognition

All of the Company's revenue is derived from the production and sale of custom advertising and its subsequent airing throughout the Company's TV networks. The Company's primary obligations are to produce a completed video clip ("Production revenue") and to air that clip on its networks for an initial 90-day period ("Air Time revenue"). Production revenue is recognized upon the delivery and acceptance of the produced piece while Air Time revenue is recognized ratably over the 90-day period. Agreements provide one sum for both services. The Company's management estimates the portion of the contract sum to be allocated to Production revenue based upon the projected production costs to be incurred. The remaining balance is allocated to Air Time revenue.

MAGIC MEDIA NETWORKS, INC.
Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2005 and October 31, 2004

Summary of Significant Accounting Policies (Cont'd)

Stock Based Compensation

Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," allows companies to account for stock-based compensation either under the new provisions of SFAS 123 or using the intrinsic value method provided by Accounting Principles Board Opinion No.25 ("APB 25"), "Accounting for Stock Issued to Employees," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS had been adopted.

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

There was no impact on the consolidated financial statements for the fiscal years ended October 31, 2005 and 2004, since no employee stock options were granted during those periods.

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

MAGIC MEDIA NETWORKS, INC.
Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2005 and October 31, 2004

Summary of Significant Accounting Policies (Cont'd)

Earnings per Common Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Series A and Series B Preferred shares have been determined to carry the attributes of additional classes of Common Stock, in that the Preferred Shares are identical in all respects to the Common Stock except for voting rights and the Preferred Stock and Common Stock participate in the exact same manner as to dividends and earnings and losses and liquidation rights and, therefore, have been included in the computation of weighted average common shares in the amount that would have been issuable had they been converted to the Company's primary class of  Common Stock.

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

If the Company had generated earnings during the year ended October 31, 2005, 1,489,079 common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. This consists of 265,979 weighted shares resulting from stock options and warrants that were outstanding and exercisable with exercise prices below the average share price for 2005; and 1,223,100 weighted shares determined to be issuable upon the conversion of the Company's convertible notes payable. If the Company had generated earnings during the year ended October 31, 2004, 2,167,117 common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. Of these, 1,250,000 stock options and warrants were outstanding and exercisable with exercise prices below the average share price for the 2004 period and 917,117 weighted shares determined to be issuable upon the conversion of the Company's convertible notes payable. The 2004 computation of diluted earnings per share did not include the weighted effects of 16,416,666 warrants and stock options, respectively, because their respective exercise prices were greater than the corresponding market value per share of the Company's common stock.

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

MAGIC MEDIA NETWORKS, INC.
Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2005 and October 31, 2004

Summary of Significant Accounting Policies (Cont'd)

Selected Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending April 30, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although the adoption of SFAS No. 123(R) could have a material impact on the Company's financial position and results of operations, the potential impact from adopting this statement is being evaluated.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. The Company will apply EITF 04-1 to acquisitions subsequent to the effective date and in its future goodwill impairment testing.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29," which is effective for the Company starting July 1, 2005. In the past, the Company would have frequently been required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that adoption of SFAS 154 will have a material impact on its financial statements.

MAGIC MEDIA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2005 and October 31, 2004

1. The Company

Magic Media Networks, Inc. (the "Company") is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. By amendment of its certificate of incorporation, the Company's name was changed in 1999 to Magicinc.com and in April 2002 its name was changed to its current title. Through the period ended October 31, 1999, the Company devoted substantially all its efforts to reorganizing its financial affairs and settling its debt obligations. During the fiscal years ended October 31, 2000 and October 31, 2001, the Company was engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, the Company redirected its business focus to the development of a private television network, in high traffic locations such as bars and nightclubs. During the development process, the Company has received incidental revenue from the sale of advertising and the production of commercials. During fiscal year 2005, the Company conducted some of its operations through its wholly owned subsidiaries; Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc. which are Florida corporations that were formed in November 2002, August 2003 and November 2004, respectively.

2. Acquired Amortizable Intangible Assets

As of October 31, 2005, the Company invested $3,280 in establishing trademarks associated with its Bar TV concept. The Company amortizes the costs of these intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are also tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2006	$300
2007	300
2008	300
2009	300
Thereafter	1,480

Total expected annual amortization expense	$2,680

MAGIC MEDIA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2005 and October 31, 2004

(Notes to Financial Statements Cont'd)

3. Income Taxes

The Company has approximately $8,500,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2024. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2005	2004

The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0

Total currently payable	$0	$0

Deferred:
Federal	$403,642	$323,322
State	62,483	50,050

Total deferred	466,125	373,372
Less increase in allowance	(466,125)	(267,245)

Net deferred	0	0

Total income tax provision (benefit)	$0	$0

	2005	2004

Individual components of deferred taxes are as follows:

Deferred tax asset arising from net operating loss carry forwards	$3,263,995	$2,797,869

Total	3,263,995	2,797,869

Individual components of deferred tax allowance are as follows:

Deferred tax asset arising from net operating loss carry forwards	(3,263,995)	(2,797,869)

Total	(3,263,995)	(2,797,869)

Net Deferred Income Taxes	$0	$0

MAGIC MEDIA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2005 and October 31, 2004

(Notes to Financial Statements Cont'd)

4. Commitments

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

Future lease commitments are as follows:

For the years ending October 31,
2006	$ 7,310
2007	1,602
Thereafter	0

$ 8,912

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provides for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock, which were restricted as to transferability. The shares were valued at $100,000, ($0.10 per share), which was charged to Deferred Compensation, to be expensed over the 36-month term of the agreement at $2,778 per month.  The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason."

MAGIC MEDIA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2005 and October 31, 2004

(Notes to Financial Statements Cont'd)

5. Notes Payable

Convertible Notes Payable - Dr. Terry

On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note originally due April 15, 2004, which has been extended to April 15, 2005 and further extended to April 15, 2006. On October 12, 2003, the Company issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The maturity date of this note was extended to October 12, 2005 and further extended to October 12, 2006. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. On October 13, 2004, Dr. Terry advanced the Company an additional $125,000 for which the Company issued a one-year promissory note that was convertible, at the holder's option, at $0.10 per share. The notes were issued to document Dr. Terry's loans to the Company. The proceeds of the loans were used for working capital. In January 2005, Dr. Terry exercised the right to convert the $125,000 note issued on October 13, 2004 into 1,250,000 shares of the Company's common stock.

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

6. Stockholders' Deficit

Common Stock

Stock Issued for Cash

During fiscal year 2005, the Company issued a total of 7,978,845 shares of common stock for $832,500; of which 2,250,000 were by exercise of stock options at $0.10 per share, which were granted in September 2003, as described below - Common Stock Options and Warrants; 4,275,000 were sold to Dr. Harold Terry at $0.10 per share, as described below - Related Party Transactions; and 1,453,845 were sold to other accredited investors at $0.10 and $0.14 per share.

During fiscal year 2004, the Company issued a total of 6,666,667 shares of common stock for $750,000; of which 4,416,667 were by exercise of stock options at $.10 and $.15 per share and 2,500,000 were sold to Dr. Harold Terry at $.10 per share.

MAGIC MEDIA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2005 and October 31, 2004

(Notes to Financial Statements Cont'd)

Stock Issued upon Conversion of Preferred Stock

No shares of common stock were issued upon conversion of Preferred Stock in fiscal year 2005. During fiscal year 2004, the Company issued 557,693 shares of common stock upon conversion of 5,576,923 shares of Series A Preferred Stock, in accordance with the conversion terms of the Series A Preferred Stock.

Stock Issued for Services

During fiscal year 2005, the Company issued 4,175,000 shares of common stock for services valued at $371,500. The total issuances included: 1,000,000 shares in connection with a new three-year employment agreement with the Company's President, described above in Note 4, Commitments, Employment Agreements; 100,000 shares as directors' fees (50,000 to Mr. Venters and 50,000 to Mr. Nugent); 250,000 for investor relations services; 2,450,000 shares for consulting and professional services and 375,000 to various employees.. The shares were valued at the approximate market price at the time of issuance, ranging from $0.06 to $0.10 per share. In fiscal year 2004 the Company issued 1,484,000 shares for services valued at $270,600, which approximated market value. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Stock Issued for Equipment

In fiscal year 2005, the Company issued 100,000 shares of its common stock as partial payment for plasma televisions to be installed at Gym TV locations.  The shares were valued at $0.10 per share, for a total of $10,000, which was the approximate market value at the date of issuance. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein. In fiscal year 2004, 5,000 shares were issued for the purchase of equipment.

Stock Issued for Acquisition

On December 31, 2004, the Company issued 1,282,354 shares of its common stock, valued at $128,235, for the acquisition of ALW Communications, Inc.  This stock issuance represented part of a transaction in which the Company also acquired National Hotel Television Network, Inc. The transaction is described below – Note 8 - Acquisition of ALW Communications and National Hotel Television Network and in Note 9 -   Litigation - Lindenauer and Wolfson.

Preferred Stock

Series A Preferred Stock

During fiscal year 2004, 5,576,923 shares of Series A Preferred Stock, which were all of the shares of that class of preferred stock outstanding, were converted, in accordance with the conversion terms, into 557,693 shares of common stock.

MAGIC MEDIA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2005 and October 31, 2004

(Notes to Financial Statements Cont'd)

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of October 31, 2005 and 2004, there were 3,750,000 shares of Series B Preferred Stock outstanding, Each share of Series B Preferred Stock is convertible into one share of common stock.

7.  Common Stock Options and Warrants

Consultants' Options

In September 2003, the Company granted options to two individuals, pursuant to consulting agreements to purchase 3,208,334 and 3,208,333 shares of common stock, for a total of 6,416,667 shares. The options, with an original expiration date of March 5, 2004, gave the right to purchase shares of common stock at exercise prices of $0.10 to $0.25, or an average of $0.1558 per share. The number of shares of common stock to be received by each of the grantees was limited so that each would not beneficially own more than 10% of the then outstanding shares of common stock. In February and March 2004, options representing 4,166,667 underlying shares were exercised at $0.10 and $0.15 with proceeds to the Company of $500,000. Also in March, the expiration date of the remaining 2,250,000 unexercised options was extended to April 2, 2004 and again extended to June 30, 2004. At the time of the original extension, pursuant to the Black-Scholes valuation model, the options were deemed to have a fair value of $391,000, which was reflected as additional Consulting Expense of $391,000, and was reported in the Consolidated Statement of Operations for the three months ended April 30, 2004. On June 30, 2004, the expiration date of the remaining 2,250,000 options was further extended to September 30, 2004 and was again further extended to the date of partial exercise and subsequent re-pricing, January 5, 2005, at which date 1,125,000 options were exercised, in accordance with the modified exercise price of $0.10 per share, and the Company received $112,500. The term of the remaining 1,125,000 options was extended to April 30, 2005 and their fair value was recalculated, resulting in a charge of $79,875 to Consulting Expense for the fiscal year ended October 31, 2005. In April 2005, the remaining 1,125,000 options were exercised in accordance with the modified exercise price of $0.10 per share, and the Company received $112,500.

During the fiscal year ended October 31, 2004, an aggregate of $465,000 was recognized as fair value of the extended options and was charged to Consulting Expense.

La Jolla Warrants

In October 2003, La Jolla Cove Investors, Inc. entered into a two-year warrant agreement for the purchase of 10,000,000 shares of the Company's common stock, exercisable before October 22, 2005 at a price equal to the greater of (a) 85% of the average of the 5 lowest volume weighted average prices in the prior 20 trading days before the date of exercise, or (b) $0.25 per share.  Although the parties referred to this document as a "warrant", La Jolla agreed that (subject to the terms and conditions of such "warrant") La Jolla will exercise such "warrant" if and when (a) the market price of the  common stock pursuant to the above formula equals $0.29 or more per share, (b) La Jolla's "piggy-back" rights have been declared "effective" by the S.E.C., and (c) in an amount at least equal to 10% of the volume of the common shares that trade at a price of $0.29 or more per share, excluding block trades of 50,000 shares or more. La Jolla was granted "piggy-back" rights for the above 10,000,000 shares on any Registration Statement that the Company files with the S.E.C. during a period of two years from the execution date of the Definitive Agreement. The number of shares of common stock to be received by La Jolla upon exercise of the warrants was limited so that La Jolla would not beneficially own more than 9.9% of the then outstanding shares of common stock. On October 22, 2005, the warrants expired.

MAGIC MEDIA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2005 and October 31, 2004

(Notes to Financial Statements Cont'd)

The following table summarizes the key assumptions used in determining the fair value of options granted during fiscal year 2004. No options or warrants were granted in fiscal year 2005.

Table of Key Assumptions

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life

2004	4.0%	0.0%	100.0%	10 mos.

The following table summarizes the option activity during the fiscal years ended October 31, 2004 and October 31, 2005.

			Weighted Average
	Shares		Exercise Price	Fair Value

Balance 11/1/2003	16,416,667	*	$ 0.21	$ 0.00
Granted during 2004	2,250,000		0.22	0.21
Exercised/Lapsed 2004	(6,416,667	)*	0.16	0.00

Balance 11/1/04	12,250,000		$ 0.24	$ 0.04

Granted during 2005	0		-	-
Exercised during 2005	(2,250,000)		$ 0.10	$ 0.21
Lapsed during 2005	(10,000,000	)*	0.25	0.00

Balance 10/31/05	0		-	-

*La Jolla Cove Warrants-Old, which were of an indeterminate number and exercise price, were cancelled and replaced by 10,000,000 La Jolla Cove Warrants-New (exercisable at a minimum of $0.25 per share) included in warrants and options granted during fiscal year ended 10/31/03.

The following is a summary of Options and Warrants outstanding at October 31, 2004. No options or warrants were outstanding at October 31, 2005.

Options and Warrants Outstanding and Exercisable at October 31, 2004

Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Months	Weighted Average Exercise Price

$0.20- $0.25	12,250,000	9.1	$0.24

MAGIC MEDIA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2005 and October 31, 2004

(Notes to Financial Statements Cont'd)

8. Acquisition of ALW Communications and National Hotel Television

On December 31, 2004, the Company completed the acquisition of all of the issued and outstanding stock of National Hotel Television Network, Inc. ("NHN") and ALW Communications, Inc. ("ALW"). The purchase price of the transactions was $100,000 cash (for the stock of NHN) and 1,282,354 shares of the Company's common stock, valued at $128,235 (for the stock of ALW) for a total consideration of $228,235. The financial statements of the acquired companies, at the date of acquisition, reported total assets of the combined acquired companies, at December 31, 2004, of $12,693; total liabilities of $23,401; and shareholders' deficit of $10,708. The amount by which the purchase price exceeds the net assets of the acquired companies, $238,943, was recorded by the Company as Goodwill, and was to be the subject of impairment review when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.

In May 2005, the Company commenced a lawsuit regarding its acquisition of ALW and NHN (Note 9 - Litigation - Lindenauer and Wolfson). In accordance with the Company's policy, it considered the commencement of this lawsuit an event that may have indicated a change in the carrying value of the acquired assets. After review, the Company determined that a permanent impairment of the value of the assets acquired had occurred, as described above in Summary of Significant Accounting Policies Impairment of Long-lived Assets, Write-down of Assets of ALW Communications and National Hotel Television Network. As a result, the accompanying consolidated statement of operations reflects a write-down of long-lived assets in the amount of $250,070.

9. Litigation

Franco

In March 2004, the Company was sued in an action entitled Domenic Franco v. Magic Media Networks, Inc. (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No. CACE 04 -004093), regarding the payment for investor relations services. The plaintiff alleged breach of contract in the Company's failure to issue shares of its stock for the services allegedly rendered. The Company contended that it did not enter into a contract with the plaintiff and/or that he did not provide the Company with any services. In a non-binding arbitration, the arbitrator determined that the Company should pay the plaintiff $51,300 plus interest and possibly attorney's fees.  On September 12, 2005 the Court entered a verbal order which confirmed the arbitration award and subsequently entered a judgment in favor of the plaintiff in the amount of $64,704. Upon motion by the Company, after a hearing, the Court set aside that final judgment. The case is now scheduled for trial de novo in March 2006. There can be no assurance that the Company will be successful in its defense of the lawsuit.

MAGIC MEDIA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2005 and October 31, 2004

(Notes to Financial Statements Cont'd)

Lindenauer and Wolfson

On May 13, 2005, the Company commenced an action entitled Magic Media Networks, Inc. v. Alec M. Lindenauer and Louis T. Wolfson (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No. CACE 05 - 007429)  regarding its acquisition on December 31, 2004 of ALW Communications, Inc. ("ALW") and National Hotel Television Network, Inc. ("NHN"). The Company brought suit alleging: breach of contract; unjust enrichment; conversion; and breach of fiduciary position. The Company contends that the defendants knew that a significant contractual relationship was about to be cancelled and intentionally failed to disclose this information causing serious monetary harm. The Company is seeking injunctive relief to prevent the transfer of 1,282,354 shares of its common stock, which were issued as partial consideration for the acquisition of ALW and NHN. It is also seeking rescission; return of common stock issued and cash paid in connection with the acquisitions; damages in an amount to be specifically proven and identified at trial; pre-judgment and post-judgment interest; punitive damages; attorneys' fees and costs; and any and all other relief.  A third amended complaint has been filed and the Company is awaiting response to that amended complaint. The case is in a very early stage and it is too soon to determine how the various issues raised by the lawsuit will be resolved. There can be no assurance that the Company will be successful in its suit against Lindenauer and Wolfson or that their potential counterclaims will not be upheld.

10. Related Party Transactions

Dr. Harold Terry, a major shareholder of the Company's common stock, in fiscal year 2005, acquired 4,275,000 shares of common stock from the Company for cash consideration of $427,500. The shares, which are restricted as to transferability, were issued at $0.10 per share. Also, in fiscal year 2005, Dr. Terry converted the $125,000 convertible promissory note, which was issued in October 2004, in exchange for 1,250,000 shares of common stock. His ownership of the Company's Convertible Notes Payable is described above Note 5 - Notes Payable- Convertible Notes Payable - Dr. Terry. Dr. Terry, who assumed the Company's contractual obligation to acquire the building housing its office facilities in 2002 for $480,000, has continued to lease the building to the Company, on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Dr. Terry had also consented to the use of the property as collateral for the $300,000 La Jolla promissory note, which was paid in April 2005 and the collateral was then released. As of October 31, 2005 and October 31, 2004, the Company was indebted to Dr. Terry for accrued rent in the amounts of $153,000 and $99,000, respectively and for accrued interest in the amounts of $27,735 and $15,547, respectively.

Subsequent to the end of fiscal year 2005, in November 2005, Dr. Terry acquired 1,000,000 additional shares of common stock for $100,000.

Gordon Scott Venters, in November 2004, entered with the Company into a new three-year employment agreement, which is described above in Note 4 - Commitments-Employment Agreement. During fiscal year 2004, Mr. Venters converted 5,576,923 shares of Series A Preferred Stock, which represented all of the outstanding Series A Preferred Stock, into 557,693 shares of Common Stock in accordance with the conversion terms.

MAGIC MEDIA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2005 and October 31, 2004

(Notes to Financial Statements Cont'd)

11. Supplemental Cash Flow Information

Selected non-cash investing and financing activities are summarized as follows:

	2005	2004

Equipment purchased with common stock	$ 10,000	$ 5,000
Stock issued for services	271,500	276,600
Options issued for services	79,875	465,000

12. Letter of Intent to Acquire Be Media

On June 9, 2005, the Company entered into a letter of intent to purchase all of the outstanding stock of a privately held California based audiovisual systems integrator in exchange for shares of a new series of the Company's Preferred stock, which will be convertible into 49.9% of the then outstanding stock of the combined company.  Completion of the proposed transaction is subject to approval by the parties of a definitive acquisition agreement that will include various conditions that are set forth in the letter of intent and there is no assurance that a transaction will be completed.

13. Subsequent Events

In November 2005, the Company issued 1,320,068 shares of restricted common stock, 320,068 of which were issued to two persons for services and 1,000,000 shares were issued to Dr. Harold K. Terry for $100,000 cash. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

MAGIC MEDIA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal Years Ended October 31, 2005 and October 31, 2004

(Notes to Financial Statements Cont'd)

14. Ability to Continue as a Going Concern and Management Plan

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only nominal revenue in the ordinary course of its business. The lack of sales and recurring losses from operations, lack of working capital and shareholders' deficit and delinquent payroll taxes raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity or debt funding to allow it to pursue its business plan which involves the sale of advertising on the Company's Bar TV, Gym TV and Hotel TV networks and the possible acquisition of companies in related or unrelated businesses. The Company intends to increase its revenues by retaining or acquiring sales organizations to attract national advertisers to its Gym TV network and its recently formed Hotel TV network; to negotiate a plan of payment of its payroll tax liability and to reduce its fixed cash operating expenses so that sales exceed the Company's fixed expenses.

 SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 15, 2006	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer and principal accounting officer) and Director

February 15, 2006		/s/ Todd Nugent

Todd Nugent, Director