Form 10QSB
period 2006-01-31
MAGIC MEDIA NETWORKS INC
filed 2006-03-22
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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
Yes [ ] No  [X]

Applicable only to corporate issuers
As of March 19, 2006 (the most recent practicable date), there were 42,692,658 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
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

SIGNATURES

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets
	January 31, 2006 (unaudited)	October 31, 2005

ASSETS

Current Assets:
Cash and Cash Equivalents	$39,852	$38,735
Accounts Receivable	2,954	0

Total Current Assets	42,806	38,735

Property and Equipment - Net	156,791	165,992
Acquired Amortizable Intangible Assets	2,605	2,680

Total Assets	$202,202	$ 207,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and Accrued Expenses Payable	$270,357	$ 247,022
Payroll Taxes Payable	191,302	171,104
Convertible Notes Payable - Related Party	200,000	200,000

Total Current Liabilities	661,659	618,126

Stockholders' Deficit
Preferred Stock, Series B Convertible ($0.0001 par value) 3,750,000 Shares Authorized and Issued	150,000	150,000
Common Stock
46,250,000 ($0.0001 par value) Shares Authorized
40,764,325 Shares Issued (39,444,257 in 2005)	4,961,295	4,829,288
Deficit Accumulated since Quasi-reorganization October 31, 1999	(5,512,419)	(5,323,340)
Deferred Compensation	(58,333)	(66,667)

Total Stockholders' Deficit	(459,457)	(410,719)

Total Liabilities and Stockholders' Deficit	$202,202	$207,407

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations

	Three Months Ended
	January 31, 2006 (unaudited)		January 31, 2005 (unaudited)

Net Sales		$5,135	$2,300

Selling, General and Administrative Expenses		186,215	351,789

Interest Expense		8,000	11,250

Total Expenses		194,215	363,039

Net Loss before Income Taxes		(189,080)	(360,739)

Income Tax Expense		0	0

Net Loss		$(189,080)	$(360,739)

Basic and Diluted Loss per Share	$	(NIL )	$(0.01)

Weighted Average Common Share Equivalent Outstanding		43,135,188	29,629,094

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows

	Three Months Ended
	January 31, 2006 (unaudited)	January 31, 2005 (unaudited)

Operating Activities:
Net Loss	$(189,080)	$(360,739)
Adjustments to Reconcile Net Loss to Cash:
Non-Cash Expenses Included in Net Loss
Depreciation and Amortization	10,325	5,575
Stock Issued for Services	32,007	72,500
Amortization of Deferred Compensation	8,333	8,333
Extension of Stock Options for Consulting Services	0	79,875
Increase in Payables and Accrued Expenses	43,533	52,538
Increase in Other Operating Assets	(2,954)	0

Cash Used by Operating Activities	(97,836)	(141,918)

Financing Activities:
Proceeds from the Issuance of Common Stock	100,000	372,500

Cash Generated by Financing Activities	100,000	372,500

Investing Activities:
Acquisition of Fixed Assets	(1,047)	(13,329)
Acquisition of National Hotel Network	0	(100,000)
Acquisition of ALW Communications	0	(21,835)

Cash Used by Investing Activities	(1,047)	(135,164)

Increase in Cash	1,117	95,418
Cash and Cash Equivalents - Beginning	38,735	233,810

Cash and Cash Equivalents - Ending	$39,852	$329,228

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.

Notes to Interim Consolidated Financial Statements
January 31, 2006
(Unaudited)

Note 1 - Basis of Presentation

            The interim consolidated financial statements of Magic Media Networks, Inc. ("the Company") include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States for complete financial statements. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's October 31, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to financial statements which appear in that report. The consolidated financial statements include the results of the Company's wholly-owned subsidiaries; Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc., which were incorporated in Florida in November 2002, August 2003, and November 2004, respectively. Also included, from the date of acquisition (December 31, 2004) are the results of ALW Communications, Inc. and National Hotel Television Network, Inc. All significant inter-company account balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

            Subsequent to the quarter ended January 31, 2006, the Company issued a $100,000 secured convertible note to Dr. Terry for $100,000 cash. The note is collateralized by all of the Company's assets, both tangible and intangible. The secured convertible note is restricted as to transferability.

Note 3 - Stockholders' Deficit

            Stock Issued for Cash

            During the three months ended January 31, 2006, the Company issued 1,000,000 shares of restricted common stock to Dr. Terry for $100,000 or $0.10 per share as further described below - Related Party Transactions.

            Stock Issued for Services

            During the three months ended January 31, 2006, the Company issued a total of 320,068 shares of common stock for consulting services, consisting of 170,068 shares issued to Neal Weinstock and 150,000 shares issued to Rick Fuoco. The shares were valued at $32,068 or $0.10 per share which was representative of the approximate market value at the dates of issuance. None of these shares has been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Acquisition of ALW Communications and National Hotel Television

            On December 31, 2004, the Company completed the acquisition of all of the issued and outstanding stock of National Hotel Television Network, Inc. ("NHN") and ALW Communications, Inc. ("ALW"). The purchase price of the transactions was $100,000 cash (for the stock of NHN) and 1,282,354 shares of the Company's common stock, valued at $128,235 (for the stock of ALW) for a total consideration of $228,235. The financial statements of the acquired companies, at the date of acquisition, reported total assets of the combined acquired companies, at December 31, 2004, of $12,693; total liabilities of $23,401; and shareholders' deficit of $10,708. The amount by which the purchase price exceeded the net assets of the acquired companies, $238,943, was recorded by the Company as Goodwill, and was to be the subject of impairment review when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.

            In May 2005, the Company commenced a lawsuit regarding its acquisition of ALW. In accordance with the Company's policy, it considered the commencement of this lawsuit an event that may have indicated a change in the carrying value of the acquired assets. After review, the Company determined that a permanent impairment of the value of the assets acquired had occurred. As a result, the accompanying consolidated balance sheet reflects a write-down of long-lived assets in the amount of $250,070 as of October 31, 2005.

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

Note 5 - Related Party Transactions

            In January 2006, Dr. Harold Terry, a major shareholder of the Company's common stock, acquired 1,000,000 shares of common stock from the Company for cash consideration of $100,000. The shares, which are restricted as to transferability, were issued at $0.10 per share. His ownership of the Company's Convertible Notes Payable is described above Note 2 - Notes Payable- Convertible Notes Payable - Dr. Terry. Dr. Terry, who assumed the Company's contractual obligation to acquire the building housing its office facilities in 2002 for $480,000, has continued to lease the building to the Company, on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Dr. Terry had also consented to the use of the property as collateral for the $300,000 La Jolla promissory note, which was paid in April 2005 and the collateral was then released. As of January 31, 2006 and October 31, 2005, the Company was indebted to Dr. Terry for accrued rent in the amounts of $166,500 and $153,000, respectively and for accrued interest in the amounts of $30,735 and $27,735, respectively.

            Subsequent to the quarter ended January 31, 2006, the Company issued a $100,000 secured convertible note to Dr. Terry for $100,000 cash. The note is collateralized by all of the Company's assets, both tangible and intangible. The secured convertible note is restricted as to transferability.

Note 6 - Ability to Continue as a Going Concern and Management Plan

           The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only nominal revenue in the ordinary course of its business. The lack of sales and recurring losses from operations, lack of working capital, shareholders' deficit and delinquent payroll taxes raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is to seek further equity or debt funding to allow it to pursue its business plan which involves the sale of advertising on the Company's Bar TV, Gym TV and Hotel TV networks; the licensing and affiliation with other networks; and the possible acquisition of companies in related or unrelated businesses. The Company intends to increase its revenues by concentrating its sales efforts on attracting national advertisers to its Gym TV and other networks; to negotiate a plan of payment of its payroll tax liability; and to reduce its fixed cash operating expenses so that sales exceed its fixed expenses.

Note 7 - Subsequent Event

            In February and March 2006, the Company issued a total of 1,928,333 shares of its common stock of which 953,333 shares were issued for $103,000 cash; 300,000 shares as payment for $30,000 of accounts payable; and 675,000 shares as payment for services. The Company also issued a $100,000 secured convertible note to Dr. Terry for $100,000 cash. The note is collateralized by all of the Company's assets, both tangible and intangible. The shares and the secured convertible note are restricted as to transferability.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            Magic Media Networks, Inc. ("we" or "the Company") is a media production and promotion company focused primarily on the television advertising industry. Our subsidiary, Destination Television Inc., provides remote, edit and delivery platforms to our private digital signage and television networks, Bar TV, Gym TV and Hotel TV that deliver national, regional, and local short format entertainment and advertising content to high traffic leisure destinations.

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

            Our revenue is now derived from the production and sale of custom advertising and the subsequent airing of the ads on our Bar TV, Gym TV and Hotel TV networks and in the future we expect revenue from third-party OOH affiliate networks. We offer leisure destinations, primarily bars, taverns and nightclubs, for Bar TV; and health clubs and gyms, for Gym TV; and hotels and resorts, for Hotel TV, a system consisting of hardware and software and if necessary, television monitors to distribute our programming.

            Our executive offices are located at 530 North Federal Highway, Fort Lauderdale, Florida 33301 and our telephone number is (954) 764-0579. Our website address is www.magicmedia.com.

            Strategy

            We have revised our business model to concentrate on the concept that "leisure destinations drive traffic to retail locations." We have developed relationships with leisure destinations such as bars, taverns and nightclubs; gyms and health clubs; and in hotels and resorts in desirable tourist areas.

           Beginning in January 2006, we have consolidated our sales operations and re-positioned our company as an "out-of-home television syndicator."

           We intend to focus our core operations on executing joint agreements with other companies and licensing from them certain rights to their pre-existing on-premises prime digital networks for the placement of mutually beneficial advertisements in their high traffic captive audience locations.

           We have secured new hotel locations through these agreements, as well as new gym and airline locations which are referred to in the jargon of the advertising industry as "digital real estate" and we intend to secure additional agreements for "out-of home" digital locations. We believe that by increasing our portfolio of these digital locations, we will be able to enter into substantive third party agreements with major advertising agencies, media representation firms and other independent contractors interested in purchasing national, regional and local advertising slots on our three "out-of-home" television network platforms.

           We plan to limit our active solicitation of advertising customers for our Bar TV and Gym TV networks but will now concentrate on promotional events instead; whether it is, for example, the launch of a new alcoholic beverage that we can promote in nightclubs or a new vitamin enriched health drink that can be sold in gyms. In addition, we intend to derive the majority of our revenues from strategic alliances and agreements with retail locations whereby they pay a fee to be on our network and "pass-through" national advertisers that pay the retailer "slotting" fees or "co-op dollars."

           We also will direct our attention to obtaining our business through national and regional advertising agencies and promotion and public relation firms. We will attempt to be a venue of choice for major promotions, whether the ultimate sale takes place in the location that is part of our network or it brings the customer out of our leisure destination to an off-premises retail establishment.

           We currently have a total of approximately 57 locations installed and broadcasting Bar TV on a daily basis that have served as the beta test for the advertising platform. We have approximately 34 locations in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We believe that this base of anchor locations has established our regional footprint in the Southeast Florida corridor, which covers the highly populated and affluent counties of Palm Beach, Broward and Miami-Dade. We also have approximately 20 locations in Central Florida (metropolitan Orlando and Tampa) and three in the Florida Keys. Some of these locations are not actively engaged in our network and may be removed by us, may discontinue their association with Bar TV or may again become active participants. On March 5th through March 8th 2006, we attended the national Nightclub and Bar Convention and Tradeshow as a co-exhibitor with Be Media. At the tradeshow, we had meetings with representatives of regional and national chains of bars, pubs and bar-themed restaurants in connection with our national roll-out of the Bar TV network to the mass market and the creation of a distribution platform that is necessary to attract national advertisers. Our revised business model is now focused on appealing to regional and national chains in contrast to pursuing individual locations. At the tradeshow, we were also introduced to major advertisers that have expressed an interest in reaching that sector of the population that patronizes these establishments.

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

            We currently do not receive any direct revenues from these trailers and videos, but we are free to use them as core content in our broadcasts to the locations that comprise our network. However, a recent industry shift is appearing where the "promo-only" music videos are now being represented to the OOH marketplace as "content," whereas the distributors of this "content" may expect a monthly fee per location for providing these videos. In exchange for allowing us to broadcast our ads and content to their location to be viewed by their patrons, we provide free advertisements, which includes producing a five-second static advertisement for the retail location utilizing its logo, address, website address and phone number. We also provide an "event calendar" featuring the locations' products and services and optional digital photographs of patrons and employees and allocate up to two to four minutes of airtime per hour of broadcast to their location.

            We maintain a similar relationship with our Gym TV locations, except that in addition to providing the businesses with free advertisements, we have entered into agreements to pay the locations, on a pro-rata basis, from 10% to 33% of the gross ad revenue. We may or may not continue revenue sharing when a national rollout of the Gym TV network is implemented.

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

            Our advertising monitor plays a repeating or looping sequence of advertising and programming.  As currently configured, a broadcast consists of 120 thirty-second advertising spots per hour.  The broadcast in each specific area can support 240 thirty-second airing slots, including entertainment spots, on the DVD or forward storage media player installed at each location. New technology has been announced that may make available to us a high definition and Blue Ray and double-layered DVDs that can provide increased storage and broadcast quality and availability. We intend to research this technology when it becomes available to determine its usefulness for our networks.

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

            Advertising Sales

            Our strategy is to derive a significant portion of our revenue from advertisements placed on our network.  We are attempting to procure national advertisers, primarily through advertising and promotion agencies and public relations firms that have the ability to direct promotion funds to our networks. Examples of products that are constantly having special promotions are automobile manufacturers and fashion firms. We are also seeking advertisers that are looking for alternate media to promote their products that are limited by law or tradition as to their advertising options. We also look for opportunities for advertisers whose products can be sold immediately on an impulse basis such as beverages in a Bar TV location and health foods and supplements in Gym TV locations. Recent surveys have shown that 61% of people leaving gym locations make an immediate purchase, with 55% purchasing goods from a supermarket or drugstore (source: Health Club Panel). We intend to target advertisers that relate to this mentality of "leisure destinations driving traffic to retail locations" as we have implemented this tag line in our marketing efforts.

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

            As we grow, we may license territories to individuals or corporations to sell the local, regional and national advertisements for their territory. We intend to operate the new locations and network broadcast remotely, utilizing a "media box" consisting of a digital Internet/ethernet connected hard drive, commonly referred to as a "forward storage media player," located at the out-of-home location that uses "pull" not "push" technology, to deliver the content to the location. Utilizing this "real-time" technology, we can update content on-demand, track data from the location, including commercial spot line-up, frequency and rotation, one-time advertisements, playlists and other digital signage data and configurations. We may in the future establish an in-house sales force that would be paid a base salary plus incentive compensation. If we are unable to operate the new territories remotely, it could have a substantial and adverse impact on our expansion and capital plan.

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

            We have completed the beta testing of our Gym TV network at locations with Gold's Gym franchisees and World Gyms and independent gyms throughout Florida. We attended the National Fitness Trade Shows, and were able to execute new agreements for Gym TV locations in several additional states as part of our national roll out. We are now broadcasting to approximately 50 locations and are awaiting installation of our equipment at approximately 19 additional facilities.

            In addition to having made application to register the trademark for Bar TV, we have made application to register the trademark of the Gym TV and Hotel TV brands with the United States Patent and Trademark Office under Section 038 of narrowcast media/audio in out-of- home (OOH) locations.

            Hotel TV

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

            In early 2004, in order to attract national advertisers, the National Hotel Network was formed as a sales organization to represent five companies (including ALW Communications, Inc.) that operated City Traveler-type channels in 11 U.S. cities. Through these local affiliates, the network had a viewer base in more than 470 hotels and 135,000 hotel rooms. Each affiliate independently produces their own travel show, however the National Hotel Television Network has contracts with each to sell customary 30, 60, and 90-second commercials. These contracts require that affiliates may not join a competing network, and that National Hotel Television Network not represent competitors airing programming in the affiliates' local markets. Shortly after completing our acquisition of ALW and NHN, we were notified that the largest of the five companies, City Explorer TV, cancelled its agreement with NHN. This cancellation resulted in a reduction of the number of affiliates from 11 to five and the reduction of the number of hotels to 228 and the number of hotel rooms to 37,715 and virtually all the major demographic market areas "DMAs" of the National Hotel Television network. Because we believe the former owners of ALW and NHN knew of the impending cancellation as well as the reduction of the ALW locations being 21 not 30, we commenced litigation which is detailed in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005, Item 3 - Legal Proceedings-Lindenauer and Wolfson.

            In light of the litigation and in accordance with our accounting policies, and after a comprehensive review of the assets obtained in the acquisition of ALW Communications and National Hotel Television Network, we determined that a permanent impairment of the value of the assets acquired had occurred. As a result, effective October 31, 2005, we removed from our consolidated assets, goodwill acquired in the transaction in the amount of $250,070.

            As part of the NHN purchase, we assumed a relationship with Citybuzz.TV, Inc., which we formalized on August 29, 2005, by entering into a series of agreements with Citybuzz.TV, Inc. affiliating our subsidiary companies, Hotel TV, Inc. and National Hotel Television Network, Inc. ("NHN") under the Citybuzz.TV brand. We have been notified that Citybuzz.TV, Inc. was exercising its right to cancel its agreements with us, effective March 23, 2006, and we have consented to the cancellation provided that we receive any monies that are due to us. This cancellation further diminishes any value we received from our acquisition of ALW and NHN and will be noted in our litigation against Lindenauer and Wolfson.

            Although we believe that our relationship with Citybuzz.TV, Inc. had the potential of mutual profitability, we are now reviewing our entire Hotel TV business model. We are considering the implementation of a new approach to reaching hotel guests.

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

Revenue Recognition:

            All of our revenue is derived from the production and sale of custom advertising and its subsequent airing throughout our networks. Our primary obligations are to produce or insert a commercial spot ("Production revenue") and to air that spot on our networks for an initial 365-day period ("Air Time revenue"). Production revenue is recognized upon the delivery and acceptance of the produced piece while Air Time revenue is recognized ratably. Our advertising agreements provide sums for both services. Management estimates the portion of the contract sum to be allocated to Production revenue based upon the projected production costs to be incurred. The remaining balance is allocated to Air Time revenue. Our network advertising medium is fairly unique and no statistics are currently available to support the nature and extent of our success in reaching a target market. We run produced spots at our own expense in order to generate the quantitative support necessary to eventually market this aspect of our business.

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

Results of operations for the Three Months Ending January 31, 2006 and January 31, 2005

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

             In the three months ending January 31, 2006, we had incidental sales in the nominal amount of $5,135. This compares to the nominal sales of $2,300 in the three months ended January 31, 2005. Our sales in both periods were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations to attract national and regional advertisers.

Expenses

            Selling, general and administrative expenses for the fiscal quarter ended January 31, 2006 decreased $165,574 or 47% to $186,215 from $351,789 in the fiscal three months ended January 31, 2005. Included in the 2006 quarter were expenses totaling $40,340 paid for in stock, in lieu of cash, compared to $80,833 of similar expenses paid for in the 2005 quarter. Also included in the 2005 fiscal quarter was $79,875 of consulting expense that resulted from the calculation of the value attributed to the extension of the term of stock options, which were granted for consulting services. Included in both periods were officer's salaries paid in cash or accrued, $34,913 in the 2006 quarter and $33,250 in the comparable 2005 period. Our non-officer payroll decreased $12,523 or 30% to $29,112 in the 2006 quarter from $41,635 in the 2005 quarter. Accrued rent expense was $13,500 in both periods. Depreciation and amortization expense, for the fiscal 2006 quarter was $10,325, which was an increase of $4,750 over the $5,575 of depreciation and amortization expense in the 2005 fiscal quarter. The 85% change in depreciation and amortization resulted from an increase of fixed assets.

            Interest expense decreased $3,250 or 29% to $8,000 in the fiscal quarter ended January 31, 2006 from $11,250 in the fiscal quarter ended January 31, 2005. Interest expense in the 2006 quarter consisted of interest on convertible notes payable and accrued interest payable on unpaid payroll taxes.

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

Losses

            Our net loss before taxes for the fiscal quarter ended January 31, 2006 decreased $171,659 or 48% to $189,080 from $360,739 in the comparable fiscal 2005 quarter. This decrease in loss before taxes was the result of a decrease of selling, general and administrative expenses of $165,574 and a decrease of interest expense of $3,250, and an increase in nominal revenues of $2,835.

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

Loss per Share

            The basic and diluted loss per share of common stock was $Nil (less than $0.005)  in the fiscal quarter ended January 31, 2006 compared to $0.01 in the fiscal 2005 quarter ended January 31, 2005, which was computed by dividing the net loss, by the weighted average common shares outstanding. In the fiscal 2006 quarter, the weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 43,135,188 compared to 29,629,094 in the fiscal year 2005 quarter. For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

Impact of Inflation

            It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

            We have not generated cash from operations in the period November 1, 1999 through January 31, 2006. Operating activities consumed cash of $97,836 in the fiscal quarter ended January 31, 2006 and $144,918 in the fiscal quarter ended January 31, 2005.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During the fiscal quarter ended January 31, 2006, our financing activities provided total funds of $100,000. Similarly, our financing activities provided total funds of $372,500 in the January 31, 2005 fiscal quarter. During fiscal years 2005, and 2004, our financing activities provided total funds of $532,500 and $915,000, respectively.

            Our liabilities, all of which are current liabilities (due within one year) were $661,659 at January 31, 2006. Of that amount, Dr. Terry was owed $200,000 pursuant to convertible notes; $166,500 for accrued rent; and $30,735 for accrued interest. Additionally, our accounts payable total $73,122. Our remaining major liability is for payroll taxes, which has increased to approximately $191,000 at January 31, 2006. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities. There is no assurance that we will be able to reach a settlement of our payroll tax liabilities that will be acceptable to us.

            We have been funding our cash needs through the issuance of our common stock and convertible notes for cash. We also have used our common stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next 12 months through the sale of additional shares of our common stock and/or convertible securities.  There is no assurance that we will be able to raise any additional funds from the sale of our securities or from borrowings or from any other source.

            Since the end of the January 31, 2006 fiscal quarter, we have issued 1,253,333 shares of our restricted common stock, in exchange for $103,000 in cash and the elimination of $30,000 of accounts payable. We also received $100,000 in cash from Dr. Terry in exchange for a secured convertible note that is collateralized by all of our tangible and intangible assets.

Capital Expenditures

            We expect that our only significant capital expenditure in the upcoming year will be for television screens to be placed in various locations, primarily Gym TV locations that receive and transmit our programming and advertising. We have been in discussion with manufacturers and distributors of plasma screens and expect to reach an agreement for the purchase or lease of screens in the near future. There is no assurance that we will be able to reach an acceptable agreement or if we do reach an agreement that we will be able to arrange suitable financing.

Ability to Continue as a Going Concern and Management Plan

            Our financial statements have been prepared assuming that we will continue as a going concern. We have generated only nominal revenue in the ordinary course of our business. The lack of sales and recurring losses, lack of working capital, shareholders' deficit and delinquent payroll taxes raise substantial doubt about our ability to continue as a going concern. Our management's plan in regard to these matters is to seek further equity or debt funding to allow us to pursue our business plan which involves the sale of advertising on our Bar TV, Gym TV and Hotel TV networks; the licensing of and affiliation with other networks; and the possible acquisition of companies in related or unrelated businesses. We intend to increase our revenues by concentrating our sales efforts on attracting national advertisers to our Gym TV network and other networks; to negotiate a plan of payment of our payroll tax liability and to reduce our fixed cash operating expenses so that sales exceed our fixed expenses.

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

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            There were no significant developments in the two lawsuits discussed in our annual report on Form 10-KSB for our fiscal year ended October 31, 2005. For additional information, please see Item 3 - Legal Proceedings of that report.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the three months ended January 31, 2006, we issued the following securities:

            In November 2005, we issued 1,000,000 shares of our restricted common stock to Dr. Harold K. Terry for $0.10 per share for a total of $100,000 which was used for working capital. The issuance to Dr. Terry was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is a sophisticated "accredited" investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

            Also in November 2005, we issued 170,068 shares of restricted common stock to Neal Weinstock, valued at $17,007 and 150,000 shares of restricted common stock to Rick Fuoco, valued at $15,000. The shares, which were issued for consulting services, were valued at $0.10 per share, which was representative of the market value at the date of issuance. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients had access to all relevant information necessary to evaluate the investment and they represented to us that the securities were being acquired for investment purposes.

            As of January 31, 2006, we had 40,764,325 shares of common stock outstanding. As of the same date, we had 3,750,000 shares of Series B Preferred Stock outstanding.

ITEM 5 - OTHER INFORMATION

            Our common stock began trading on the Frankfurt Stock Exchange, under the symbol "NAD" with the WKN security identifier - A0BLMR.

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

(b)	Reports on Form 8-K No reports on Form 8-K were filed during the three months ended January 31, 2006.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

March 21, 2006	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director