Form 10QSB
period 2006-04-30
MAGIC MEDIA NETWORKS INC
filed 2006-06-19
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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
Yes [ ] No  [X]

Applicable only to corporate issuers
As of June 19, 2006 (the most recent practicable date), there were 41,667,658 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
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

SIGNATURES

PART I
FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC. Consolidated Balance Sheets
	April 30, 2006 (unaudited)	October 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$25,934	$38,735
Accounts and loans receivable	8,000	0
Cash - restricted	100,000	0

Total Current Assets	133,934	38,735

Property and equipment - net	150,331	165,992
Acquired amortizable intangible assets	2,530	2,680

Total Assets	$286,795	$ 207,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and accrued expenses payable	$261,259	$ 247,022
Payroll taxes payable	212,386	171,104
Convertible notes payable - related party	300,000	200,000

Total Current Liabilities	773,645	618,126

Stockholders' Deficit
Preferred stock, Series B convertible ($0.0001 par value) 3,750,000 shares authorized and issued	150,000	150,000
Common Stock
46,250,000 ($0.0001 par value) shares authorized
41,442,658 shares issued (38,194,257 in 2005)	5,363,045	4,829,288
Deficit accumulated since quasi-reorganization October 31, 1999	(5,949,895)	(5,323,340)
Deferred compensation	(50,000)	(66,667)

Total Stockholders' Deficit	(486,850)	(410,719)

Total Liabilities and Stockholders' Deficit	$286,795	$207,407

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations (unaudited)
	Three Months Ended		Six Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005

Net sales	$3,443	$6,800	$8,578	$9,100

Selling, general and administrative expenses	323,559	200,420	477,768	435,334
Consulting expenses	7,800	130,000	39,806	246,875
Interest expense	109,559	11,146	117,559	22,396

Total expenses	440,918	341,566	635,133	704,605

Net loss before income taxes	(437,475)	(334,766)	(626,555)	(695,505)

Income tax expense	0	0	0	0

Net loss	$(437,475)	$(334,766)	$(626,555)	$(695,505)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common share equivalent outstanding	44,583,239	36,025,805	43,859,213	32,827,450

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows

	Six Months Ended
	April 30, 2006 (unaudited)	April 30, 2005 (unaudited)

Operating Activities:
Net loss	$(626,555)	$(695,505)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	20,900	11,900
Stock issued for services	200,757	202,500
Recognition of deferred compensation	16,667	16,666
Extension of stock options for consulting services	0	79,875
Discount arising from beneficial conversion feature included in interest expense	100,000	0
Change in operating assets and liabilities
Increase in prepaid expenses and receivables	(8,000)	(158)
Increase in payables and accrued expenses	85,519	49,033

Cash used by operating activities	(210,712)	(335,689)

Financing Activities:
Proceeds from issuance of common stock	203,000	582,500
Proceeds note payable - related party	100,000	0
Repayment note payable - La Jolla Cove Investors	0	(300,000)

Cash generated by financing activities	303,000	282,500

Investing Activities:
Acquisition of fixed assets	(5,089)	(29,270)
Acquisition of National Hotel Network	0	(100,000)
Acquisition of ALW Communications	0	(21,835)

Cash used by investing activities	(5,089)	(151,105)

Increase (decrease) in cash	87,199	(204,294)
Cash and cash equivalents - beginning	38,735	233,810
Less: Increase in Cash - restricted	(100,000)	0

Cash and cash equivalents - ending	$25,934	$29,516

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.

Notes to Interim Consolidated Financial Statements
April 30, 2006
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

Note 2 - Cash - Restricted

            In connection with the issuance by the Company in March 2006 of a secured convertible note, described below in Note 3 - Convertible Note Payable, the proceeds were deposited in a restricted cash trust account to be used for payment of withheld payroll taxes.

Note 3 - Notes Payable

            Convertible Notes Payable - Dr. Terry

            On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note originally due April 15, 2004, which has been extended to April 15, 2005 and further extended to April 15, 2007. On October 12, 2003, the Company issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The maturity date of this note was extended to October 12, 2005 and further extended to October 12, 2006. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share. On October 13, 2004, Dr. Terry advanced the Company an additional $125,000 for which the Company issued a one-year promissory note that was convertible, at the holder's option, at $0.10 per share. The notes were issued to document Dr. Terry's loans to the Company. The proceeds of the loans were used for working capital. In January 2005, Dr. Terry exercised the right to convert the $125,000 note issued on October 13, 2004 into 1,250,000 shares of the Company's common stock.

            On March 27, 2006, the Company issued a 6%, one-year, $100,000 secured convertible note to Dr. Terry for $100,000 cash.  The note is convertible into common stock at $0.10 per share. The note is collateralized by all of the Company's assets, both tangible and intangible and is restricted as to transferability. The proceeds of the note were to be used for payment of withheld payroll taxes. See Note 2 - Cash - Restricted.

            Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27"Application of Issue No. 98-5 to Certain Convertible Instruments," the issuance of the $100,000 convertible note resulted in a discount being recorded in the amount of $100,000 arising from an embedded beneficial conversion feature. The note conversion formula provides for a $0.15 per share discount from fair market value. The total discount was limited to the principal amount of the note, $100,000, which was fully amortized as interest expense at the time of issuance of the note; correspondingly, Shareholders' equity - Common stock was increased by a like amount.

            Subsequent to April 30, 2006, the Company issued an additional 6%, one-year, secured convertible note in the principal amount of $100,000 to Dr. Terry for $100,000 cash.

            The convertible notes have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Note 4 - Stockholders' Deficit

            Stock Issued for Cash

            During the three months ended January 31, 2006, the Company issued 1,000,000 shares of restricted common stock to Dr. Terry for $100,000 or $0.10 per share.

            During the three months ended April 30, 2006, the Company issued to three persons, for $103,000 cash, a total of 953,333 shares of restricted common stock of which 500,000 were issued for $0.07 per share and 453,333 shares were issued for $0.15 per share.

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

            Stock Issued for Services and Payment of Liability

            During the three months ended January 31, 2006, the Company issued a total of 320,068 shares of common stock to two persons for consulting services. The shares were valued at $32,068 or $0.10 per share which was representative of the approximate market value at the dates of issuance.

            During the three months ended April 30, 2006, the Company issued a total of 675,000 shares of common stock for services and 300,000 shares in payment of an account payable, which had originally been incurred for the purchase of television screens. Of the shares that were issued for services, 100,000 shares were issued as directors' fees (50,000 to each of the Company's two directors) and 575,000 shares were issued to seven employees and independent contractors. The shares that were issued for services were valued at $0.25 per share, which was the approximate market value at the issuance date, for a total of $168,750, and the shares issued in payment of the debt were valued at $0.10 per share or $30,000, the amount of the debt.

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

Note 5 - Commitments

            Facilities

            The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense for the three months and six months ended April 30, 2006 was $13,500 and $27,000, respectively. Rent expense for the three months and six months ended April 30, 2005 was $13,500 and $27,000, respectively.

            Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provides for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock, which were restricted as to transferability. The shares were valued at $100,000, ($0.10 per share), which was charged to Deferred Compensation, to be expensed over the 36-month term of the agreement at $2,778 per month.  The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of April 30, 2006, Mr. Venters was due $1,662 for accrued unpaid salary.

Note 6 - Related Party Transactions

            In January 2006, Dr. Harold Terry, a major shareholder of the Company's common stock, acquired 1,000,000 shares of common stock from the Company for cash consideration of $100,000. The shares, which are restricted as to transferability, were issued at $0.10 per share. His ownership of the Company's Convertible Notes Payable is described above Note 3 - Notes Payable - Convertible Notes Payable - Dr. Terry. Dr. Terry, who assumed the Company's contractual obligation to acquire the building housing its office facilities in 2002 for $480,000, has continued to lease the building to the Company, on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Dr. Terry had also consented to the use of the property as collateral for the $300,000 La Jolla promissory note, which was paid in April 2005 and the collateral was then released. As of April 30, 2006 and October 31, 2005, the Company was indebted to Dr. Terry for accrued rent in the amounts of $180,000 and $153,000, respectively and for accrued interest in the amounts of $34,294 and $27,735, respectively. These amounts are included in the accompanying balance sheets as accounts and accrued expenses payable.

            Subsequent to April 30, 2006, the Company issued a $100,000 secured convertible note to Dr. Terry for $100,000 cash. The note is collateralized by all of the Company's assets, both tangible and intangible. The secured convertible note is restricted as to transferability.

            On February 28, 2006, the Company issued 50,000 shares to each of its two directors as payment for service as directors. The shares were valued at $0.25 per share or a total of $12,500 for each director. The shares are restricted as to transferability.

Note 7 - Ability to Continue as a Going Concern and Management Plan

           The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only nominal revenue in the ordinary course of its business. The lack of sales and recurring losses from operations, lack of working capital, shareholders' deficit and delinquent payroll taxes raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is to seek further equity or debt funding to allow it to pursue its business plan which involves the sale of advertising on the Company's Bar TV, Gym TV and Hotel TV networks; the licensing and affiliation with other networks; and the possible acquisition of companies in related or unrelated businesses. The Company intends to increase its revenues by concentrating its sales efforts on attracting national advertisers to its Gym TV and other networks; to negotiate a plan of payment of its payroll tax liability; and to reduce its fixed cash operating expenses so that sales exceed its fixed expenses. If the Company is unable to raise additional capital it may be required to curtail its operations, abandon its business plan, or file for reorganization or liquidation.

Note 8 - Subsequent Event

            In May 2006, the Company issued a total of 225,000 shares of its common stock as payment for services. The Company also issued a $100,000 secured convertible note to Dr. Terry for $100,000 cash. The note is collateralized by all of the Company's assets, both tangible and intangible. The shares and the secured convertible note are restricted as to transferability.

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

           Destination Television's current network broadcasts Bar TV, Gym TV and Hotel TV, and airs first run Hollywood movie trailers and new music videos that are strategically placed next to quality digital advertising, creating our unique brand of "Advertainment."

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

            Our revenue is now derived from the production and sale of custom advertising and the subsequent airing of the ads on our Bar TV, Gym TV and Hotel TV networks and, in the future, we expect revenue from third-party OOH affiliate networks. We offer leisure destinations, primarily bars, taverns and nightclubs, for Bar TV; and health clubs and gyms, for Gym TV; and hotels and resorts, for Hotel TV, a system consisting of hardware and software and if necessary, television monitors to distribute our programming.

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

           We plan to limit our active solicitation of advertising customers for our Bar TV and Gym TV networks until we have sufficient locations to draw critical mass for national advertisers but will for now concentrate on promotional events whether it is, for example, the launch of a new alcoholic beverage that we can promote in nightclubs or a new vitamin enriched health drink that can be sold in gyms. We believe we can acquire the national commercial via "promo only" while we are expanding Gym TV and Bar TV locations. In addition, we intend to derive the majority of our revenues from strategic alliances and agreements with retail locations whereby they pay a fee to be on our network and "pass-through" certain national advertisers that currently pay the retailer "slotting" fees or "co-op dollars." We also will direct our attention to obtaining our business through national and regional advertising agencies and promotion and public relation firms. Our strategy is that it does not matter whether the ultimate sale takes place in the location that is part of our network or it brings the customer out of our leisure destination to an off-premises retail establishment.

            On March 1, 2006, we began to re-tool our Bar TV and Gym TV locations to a subscription based service where locations pay us a monthly service fee for the network(s). New locations would pay a monthly fee per location in exchange for custom advertisement of the location's brand, product or service to its customers.

           We are retiring, consolidating and implementing new locations as a result of the conversion to the subscription based service. We currently have a total of approximately 53 locations installed and broadcasting Bar TV on a daily basis that have up until now served as the beta test for the advertising platform. We have approximately 34 locations in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We believe that this base of anchor locations has established our regional footprint in the Southeast Florida corridor, which covers the highly populated and affluent counties of Palm Beach, Broward and Miami-Dade. We also have approximately 15 locations in Central Florida (metropolitan Orlando and Tampa) and three in the Florida Keys. Some of these locations are not actively engaged in our network and may be removed by us, may discontinue their association with Bar TV or may again become active participants. In March 2006, we attended the national Nightclub and Bar Convention and Tradeshow as a co-exhibitor with Be Media. At the tradeshow, we had meetings with representatives of regional and national chains of bars, pubs and bar-themed restaurants in connection with our national roll-out of the Bar TV network to the mass market and the creation of a distribution platform that is necessary to attract national advertisers. Our revised business model is now focused on appealing to regional and national chains as a subscription based service in contrast to pursuing individual locations. At the tradeshow, we were also introduced to major advertisers that have expressed an interest in reaching that sector of the population that patronizes these establishments.

            We believe that our business model can only be successful if we are able to attract enough subscribers and locations to reach critical mass where national and major regional advertisers that are interested in reaching the demographics of our advertiser platforms. In order to accomplish this goal, we must continue to place our broadcast in high traffic locations in the entertainment districts throughout the United States. There is no assurance that we will able to enter into agreements with a sufficient number of business locations within the United States to interest the advertisers that we are seeking.

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

            We maintain a similar relationship with our Gym TV locations, except that in addition to providing the businesses with free advertisements, we previously have entered into agreements to pay the locations, on a pro-rata basis, from 10% to 33% of the gross ad revenue. We may or may not continue revenue sharing when a national rollout of the Gym TV network is implemented.

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

            Our advertising monitor plays a repeating or looping sequence of advertising and programming.  As currently configured, a broadcast consists of 120 thirty-second advertising spots per hour.  The broadcast in each specific area can support 240 thirty-second airing slots, including entertainment spots, on the DVD or forward storage media player installed at each location. New technology has been announced that may make available to us a high definition and Blue Ray and double-layered DVDs that can provide increased storage and broadcast quality and availability. We have researched this technology and elected to convert all current locations to a forward storage media player on all new installations and deliver the content via the Internet.

            Installation costs for a new site include the cost of acquiring hardware and the cost of installing equipment.  The fully installed average per site cost for a typical location with a single video monitor is approximately $800.  Some sites may contain multiple monitors that would be supported from a single forward storage media player. We secure three to five year location agreements. We do not permit ads of competing bars, gyms, hotels or airlines to be broadcast to the retail locations on our network.  The retail establishment is responsible for supplying electricity to the equipment and keeping the designated monitor on during normal business hours. As compensation for allowing us to place our monitors or networks in their business location, which at present is generally a busy bar, tavern, nightclub, gym, or hotel, the location receives monthly advertising spots. We usually provide the business location with at least one minute of advertisements that air, without charge, at least twice per hour. The location may display its monthly event calendar, five-second static ad and photo gallery or the locations' products or services that are all updated monthly at minimal cost to the location.

            Advertising Sales

            Our strategy is to derive a significant portion of our revenue from advertisements placed on our network.  We are attempting to procure national advertisers, primarily through advertising and promotion agencies and public relations firms that have the ability to direct promotion funds to our networks. Examples of products that are constantly having special promotions are automobile, fashion  and entertainment. We are also seeking advertisers that are looking for alternate media to promote their products that are limited by law or tradition as to their advertising options. We also look for opportunities for advertisers whose products can be sold immediately on an impulse basis such as beverages in a Bar TV location and health foods and supplements in Gym TV locations. Recent surveys have shown that 61% of people leaving gym locations make an immediate purchase, with 55% purchasing goods from a supermarket or drugstore (source: Health Club Panel). We intend to target advertisers that relate to this mentality of "leisure destinations driving traffic to retail locations" as we have implemented this tag line in our marketing efforts.

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

            As we grow, we may license territories to individuals or corporations to sell the local, regional and national advertisements for their territory. We intend to operate the new locations and network broadcast remotely, utilizing a "forward storage media player" consisting of a digital Internet/ethernet connected hard drive, located at the out-of-home location that uses "pull" not "push" technology, to deliver the content to the location. Utilizing this "real-time" technology, we can update content on-demand, track data from the location, including commercial spot line-up, frequency and rotation, one-time advertisements, play lists and other digital signage data and configurations. We may, in the future, establish an in-house sales force that would be paid a base salary plus incentive compensation. If we are unable to operate the new territories remotely, it could have a substantial and adverse impact on our expansion and capital plan. We have engaged a "media analyst" to compose a current Company pro-forma outlining our proposed advertising metrics, measurement evaluation, reach and demographics and cost per thousand (cpms) to provide to potential advertisers and related parties.

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

            Bar TV and Gym TV

            We plan to expand the Bar TV concept, which is directed at a specific demographic population focused on chain or multiple location bars, taverns and entertainment destinations. We look to work with the locations utilizing their relationships with vendors to provide us with early advertisement and promotion tie-ins on the network. We plan to convert suitable current locations to a forward storage media player and a monthly subscription service fee.

            We have completed the beta testing of our Gym TV network at locations with Gold's Gym franchisees and World Gyms and independent gyms throughout Florida. We have attended the National Fitness Trade Shows, and were able to execute new agreements for Gym TV locations in several additional states as part of our currently planed national rollout. We are converting suitable current locations to a forward storage media player and a monthly subscription service fee. We now broadcast to approximately 34 locations and are awaiting installation of our equipment at approximately 19 new additional facilities. On June 12, 2006, Gym TV presented at the Club Industry East Trade Show. Gym TV signed at the convention four new Gym TV locations as subscribers for Gym TV. We are currently following up leads and intend to expand Gym TV as a subscription service. We believe that upon obtaining critical mass, manufacturers and retailers that market health related products such as vitamins, health foods, bicycles, athletic equipment and sporting events will consider directing  part of their promotional/advertising  budget to a specific sector of the population. We believe that the health club/gym market is well suited to our concept that "leisure destinations drive traffic to retail locations."

            In addition to having made application to register the trademark for Bar TV, we have made application to register the trademark of the Gym TV and Hotel TV brands with the United States Patent and Trademark Office under Section 038 of narrowcast media/audio in out-of- home (OOH) locations.

            Hotel TV

            Acquisition of National Hotel Network and ALW Communications

            On December 31, 2004, we completed the acquisition of all of the issued and outstanding stock of National Hotel Network, Inc. ("NHN") and ALW Communications, Inc. ("ALW"). The combined purchase price of the transactions was $100,000 cash (for the stock of NHN) and 1,282,354 shares of our common stock (for the stock of ALW). We planned to integrate the new acquisitions, under the brand Hotel TV, Inc., with our existing operations, Bar TV and Gym TV so as to offer national advertisers an opportunity to reach a targeted audience at leisure destinations at relatively reasonable advertising rates. In May 2005, we commenced a lawsuit regarding the acquisition of ALW and NHN. The lawsuit was settled on June 19, 2006 with payment of $25,000 to us by a third-party, and the exchange of mutual releases.

Description of the Acquired Companies

            ALW Communications, Inc. was formed in August 2002 and shortly thereafter, the concept for the City Traveler television program was introduced to South Florida's largest and most well known hotels. The show is an in-room television program designed to be a hotel guest's visual guide to the area. Each episode runs in a continuous loop on a dedicated channel, giving guests 24-hour access to an "insider's look" at the area's finest restaurants, attractions and shopping destinations. In May 2003, the show went live and now airs in approximately 19 premier hotels in the Greater Miami and Fort Lauderdale areas. At the time of our acquisition, we had understood that the show aired in 30 hotels. The City Traveler television show is currently offered at no cost to hotels and is broadcast from equipment installed in each hotel by independent contractors paid by ALW Communications, Inc. Hotels traditionally grant City Traveler exclusive broadcast rights for this type of programming.

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

            In early 2004, in order to attract national advertisers, the National Hotel Network was formed as a sales organization to represent five companies (including ALW Communications, Inc.) that operated City Traveler-type channels in 11 U.S. cities. Through these local affiliates, the network had a viewer base in more than 470 hotels and 135,000 hotel rooms. Each affiliate independently produces their own travel show, however the National Hotel Television Network has contracts with each to sell customary 30, 60, and 90-second commercials. These contracts require that affiliates may not join a competing network, and that National Hotel Television Network not represent competitors airing programming in the affiliates' local markets. Shortly after completing our acquisition of ALW and NHN, we were notified that the largest of the five companies, City Explorer TV, cancelled its agreement with NHN. This cancellation resulted in a reduction of the number of affiliates from 11 to five and the reduction of the number of hotels to 228 and the number of hotel rooms to 37,715 and virtually all the major demographic market areas "DMAs" of the National Hotel Television network. Because we believe the former owners of ALW and NHN knew of the impending cancellation as well as the reduction of the ALW locations being 21 not 30, we commenced litigation which is detailed in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005, Item 3 - Legal Proceedings-Lindenauer and Wolfson. The lawsuit was settled on June 19, 2006 with payment of $25,000 to us by a third-party, and the exchange of mutual releases.

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

          Letter of Intent to Acquire Be Media

          On June 9, 2005, we entered into a letter of intent to purchase all of the outstanding stock of Be Media, which is a privately held California based audiovisual systems integrator. The letter of intent provides for the issuance by us of a new series of our Preferred stock, which may be convertible into 49.9% of the then outstanding stock of the combined company.  Completion of the proposed transaction is subject to approval by the parties of a definitive acquisition agreement that will include various conditions that are set forth in the letter of intent that was included as an exhibit to our Report on Form 8-K that was filed with the Securities and Exchange Commission on June 10, 2005. As a condition of the letter of intent, Be Media was required to provide us with audited financial statements. The audits of Be Media's financial statements have been completed and are being analyzed by our management and our advisors. The audited financial statements indicate that there have been negative changes in Be Media's financial position that may require renegotiation of the original terms of the letter of intent. There is no assurance that the acquisition will be completed or that if it is completed that it will be on the terms originally indicated in the letter of intent.

RESULTS OF OPERATIONS

Results of operations for the Three Months Ending April 30 , 2006 and April 30, 2005

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

             In the three months ending April 30, 2006, we had incidental sales in the nominal amount of $3,443. This compares to the nominal sales of $6,800 in the three months ended April 30, 2005. Our sales in both periods were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations paying a subscription service fee to attract potential revenue streams from national and regional advertisers.

Expenses

            Total expenses in the quarter ended April 30, 2006 were $440,918, which was an increase of $99,352 from total expenses of $341,666 in the quarter ended April 30, 2005.

            Selling, general and administrative expenses for the fiscal quarter ended April 30, 2006 increased $123,139 or 61% to $323,559 from $200,420 in the fiscal three months ended April 30, 2005. The 2006 quarter included $217,424 of expenses paid for in stock, in lieu of cash. Officer's salaries were $34,913 in the 2006 quarter and $33,250 in the comparable 2005 period. Non-officer payroll decreased $13,535 to $21,858 in the 2006 quarter from $35,393 in the 2005 quarter.  Rent expense was $13,500 in both periods.

            Consulting expenses in the April 30, 2006 quarter were $7,800, paid in cash compared to $130,000, paid in stock in lieu of cash in the 2005 quarter.

            Interest expense for the quarter ended April 30, 2006 was $109,559, which included $100,000 that represented the embedded value of the beneficial conversion of the secured convertible note payable issued in March 2006. The remaining $9,559 of interest expense was for the stated interest on our convertible notes and accrued interest on payroll taxes payable. Interest expense in the April 2005 quarter was $11,250.

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

Losses

            Our net loss before taxes for the fiscal quarter ended April 30, 2006 increased $102,709 or 31% to $437,475from $334,766 in the comparable fiscal 2005 quarter. This increase in loss before taxes was primarily the result of including the beneficial conversion feature of the secured convertible note payable issued in March 2006.as interest expense.

            Although we believe our revised business model may provide for an increase in revenue and a reduction in losses, there can be no assurance that we will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future. The viability of our business plan necessitates that we significantly expand the number of locations that are part of our network to reach that level of critical mass of locations needed to attract advertisers. Without required funding, we will not be able to increase the number of locations and, consequently, we will be unable to secure the necessary advertisers.  If we do not receive the required funding, we may be required to curtail our operations, abandon our business plan, or file for reorganization or liquidation.

Loss per Share

            The basic and diluted loss per share of common stock was $0.01 in the fiscal quarter ended April 30, 2006 compared to $0.01 in the fiscal quarter ended April 30, 2005. Loss per share was computed by dividing the net loss, by the weighted average common shares outstanding. In the fiscal 2006 quarter, the weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 44,583,239 compared to 36,025,805 in the fiscal year 2005 quarter. For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

Six months ended April 30, 2006 and six months ended April 30, 2005

Sales

            In the six months ended April 30, 2006, our sales were $8,578 compared to $9,100 in the six months ended April 30, 2005.

Expenses

           Total expenses for the six month ended April 30, 2006 were $635,133, which was a decrease of $69,472 from total expenses of $704,605 in the six months ended April 30, 2005.

            Selling, general and administrative expenses, for the six months ended April 30, 2005, excluding consulting expenses, increased $42,434 or 10%, to $477,768 from $435,334 in the comparable 2005 six-month period. In the six months ended April 30, 2006, our major expenses included payroll and independent sales and production personnel expense of $215,266 of which, $153,750 was paid in stock in lieu of cash; $27,000 for rent; and $86,492 for officer's compensation, of which $16,667 included the allocation of expense of previously issued shares. Depreciation and amortization expense, for the 2006 six months was $20,900, which was an 84% increase or $10,000 over the $11,900 in the 2005 fiscal period, which resulted primarily from the purchase of television screens. In the comparable April 2005 six months, our major expenses included $138,368, of which $37,500 was paid in stock in lieu of cash, for payroll and independent sales and production personnel; $27,000 for rent; $22,025 for professional expenses; and $83,167 for officer's compensation, of which $16,667 included the allocation of expense of previously issued shares.

            Consulting expenses were $39,806 for the six months ended April 30, 2006, of which $7,800 was paid in cash and $32,007 was paid in stock, in lieu of cash. For the six months ended April 30, 2005, consulting expense was $246,875, of which $12,000 was paid in cash; $155,000 was paid in stock, in lieu of cash; and $79,875 was a non-cash expense, representing the fair value of the extension of consultants' options.

            Interest expense for the quarter ended April 30, 2006 was $117,559, which included $100,000 that represented the embedded value of the beneficial conversion of the secured convertible note payable issued in March 2006. The remaining $17,559 of interest expense was for the stated interest on our convertible notes and accrued interest on payroll taxes payable. Interest expense in the six months ended April 30, 2006 was $22,396.

Losses

            Our net loss, before taxes, decreased $21,050 from $695,505, in the April 30, 2005 six months, to $626,555 in the April 30, 2006 six-month period. Included in our losses in the 2006 period was the non-cash charge for the discount recorded in the amount of $100,000 arising from an embedded beneficial conversion feature in our secured convertible note. In the 2005 period a non-cash expense of $79,875 was recorded upon the extension of consultants' options. Although we have substantial tax carry-forwards, we have not reduced our net loss for the six month period by any tax benefit because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

Loss per Share

            The basic and diluted loss per share of common stock, in the six months ended April 30, 2006, was $0.01, compared to $0.02 in the like six-month period of fiscal 2005. The loss per share was computed by dividing the net loss, by the weighted average common and equivalent shares outstanding. In the fiscal 2006 six-month period, the weighted average, which includes the weighted average number of common shares into which the preferred stock is convertible, was 43,859,213 compared to 32,827,450 in the fiscal 2005 six-month period. For the purpose of computing loss per share of common stock, the Series B Preferred Stock was treated as if it were a separate class of common stock as the rights and attributes of the common shares and preferred shares are identical in all respects except for voting rights.

Liquidity and Capital Resources

            We have not generated cash from operations in the period November 1, 1999 through April 30, 2006. Operating activities consumed cash of $210,712 in the six months ended April 30, 2006 and $335,689 in the six months ended April 30, 2005.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During the six months ended April 30, 2006, our financing activities provided total funds of $303,000. Similarly, our financing activities provided total funds of $282,500 in the April 30, 2005 six-month period. During fiscal years 2005, and 2004, our financing activities provided total funds of $532,500 and $915,000, respectively.

            Our liabilities, all of which are current liabilities (due within one year) were $773,645 at April 30, 2006. Of that amount, Dr. Terry was owed $300,000 pursuant to secured and unsecured convertible notes; $180,000 for accrued rent; and $34,294 for accrued interest. Our liability, including accrued interest and estimated penalties for payroll taxes has increased to approximately $212,000 at April 30, 2006. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities. We have also delivered to be held in escrow $100,000 to be used for payment of withheld payroll taxes. There is no assurance that we will be able to reach a settlement of our payroll tax liabilities that will be acceptable to us.

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

            Subsequent to April 30, 2006, we have issued 225,000 shares of our restricted common stock, for services and we also received $100,000 in cash from Dr. Terry in exchange for a secured convertible note that is collateralized by all of our tangible and intangible assets.

Capital Expenditures

            We expect that our only significant capital expenditure in the upcoming year will be for television screens to be placed in various locations, primarily Gym TV locations that receive and transmit our programming and advertising. We estimate that the total expenditures for the next 12 months will not exceed $500,000. We have been in discussion with manufacturers and distributors of plasma screens and expect to reach an agreement for the purchase or lease of screens in the near future. There is no assurance that we will be able to reach an acceptable agreement or if we do reach an agreement that we will be able to arrange suitable financing.

Ability to Continue as a Going Concern and Management Plan

            Our financial statements have been prepared assuming that we will continue as a going concern. We have generated only nominal revenue in the ordinary course of our business. The lack of sales and recurring losses, lack of working capital, shareholders' deficit and delinquent payroll taxes raise substantial doubt about our ability to continue as a going concern. Our management's plan in regard to these matters is to seek further equity or debt funding to allow us to pursue our business plan which involves the sale of advertising on our Bar TV, Gym TV and Hotel TV networks; the licensing of and affiliation with other networks; and the possible acquisition of companies in related or unrelated businesses. We intend to increase our revenues by concentrating our sales efforts on attracting national advertisers to our Gym TV network and other networks; to negotiate a plan of payment of our payroll tax liability and to reduce our fixed cash operating expenses so that sales exceed our fixed expenses. If we are unable to raise additional capital we may be required to curtail our operations, abandon our business plan, or file for reorganization or liquidation.

ITEM 3 - CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures

            As of April 30, 2006, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer, who also acts as our chief financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in our periodic SEC filings.

            (b) Changes in internal controls

            There were no changes to internal controls in the 90-day period prior to April 30, 2006, the end of our fiscal quarter, or in the period from May 1, 2006 to the date of the filing of our report on Form 10Q-SB.

PART II
OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

            On June 19, 2006, the Lindenauer case was settled with the exchange of mutual releases and the payment of $25,000 to the Company by a third-party.

            As to the Franco litigation, a trial de novo was held on June 5, 2006 and the parties are awaiting a final decision by the Court. For additional information, please see Item 3 - Legal Proceedings of our annual report on Form 10-KSB for the fiscal year ended October 31, 2005.

            In April 2006, we were sued in an action entitled More + Life, Inc., Aaron Gorinstein and Max Neuman v. Magic Media Networks, Inc. and Destination Television, Inc.  (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No.06 -004046), for breach of contract. The complaint asserts damages of $53,000 related to advertising materials provided by us. The suit also requests injunctive relief related to the removal of restrictive legends on securities purchased from the Company in a private transaction. We plan to wage a vigorous defense and we believe it is too early in the litigation process to assess the validity of the claims.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the three months ended April 30, 2006, we issued to three persons, for $103,000 cash, a total of 953,333 shares of restricted common stock of which 500,000 were issued for $0.07 per share and 453,333 shares were issued for $0.15 per share. The proceeds were used for working capital

            Also during the three months ended April 30, 2006, we issued a total of 675,000 shares of common stock for services and 300,000 shares in payment of an account payable, which had originally been incurred for the purchase of television screens. Of the shares that were issued for services, 100,000 shares were issued in lieu of directors' fees (50,000 to each of the Company's two directors) and 575,000 shares were issued to seven employees and independent contractors. The shares that were issued for services were valued at $0.25 per share, which was the approximate market value at the issuance date, for a total of $168,750; and the shares issued for the debt repayment were valued at $0.10 per share or $30,000.

            The above issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients had access to all relevant information necessary to evaluate the investment and they represented to us that the securities were being acquired for investment purposes.

            We also issued on March 27, 2006, a 6%, one-year, $100,000 secured convertible note to Dr. Terry for $100,000 cash.  The note is convertible into common stock at $0.10 per share. The note is collateralized by all of the Company's assets, both tangible and intangible and is restricted as to transferability. The proceeds were specifically placed in escrow for partial payment of our payroll tax liability. Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27"Application of Issue No. 98-5 to Certain Convertible Instruments," the issuance of the $100,000 convertible note resulted in a discount being recorded in the amount of $100,000 arising from an embedded beneficial conversion feature. The note conversion formula provides for a $0.15 per share discount from fair market value. The total discount was limited to the principal amount of the note, $100,000, which was fully amortized as interest expense at the time of issuance of the note; correspondingly, Shareholders' equity - Common stock was increased by a like amount.

            The issuance to Dr. Terry was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is a sophisticated "accredited" investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

            As of April 30, 2006, we had 41,442,658 shares of common stock outstanding and 3,750,000 shares of Series B Preferred Stock outstanding.

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

(b)	Reports on Form 8-K No reports on Form 8-K were filed during the three months ended April 30, 2006.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

June 19, 2006	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director