Form 10QSB
period 2006-07-31
MAGIC MEDIA NETWORKS INC
filed 2006-09-19
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended July 31, 2006

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

 Yes [ ] No  [X]

Applicable only to corporate issuers
As of September 19, 2006 (the most recent practicable date), there were 43,117,658 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
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

SIGNATURES

PART I

 FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

MAGIC MEDIA NETWORKS, INC.

 Consolidated Balance Sheets
	July 31, 2006 (unaudited)	October 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$9,751	$38,735
Cash - restricted	100,000	0

Total Current Assets	109,751	38,735

Property and equipment - net	146,396	165,992
Acquired amortizable intangible assets	2,455	2,680

Total Assets	$258,602	$207,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts and accrued expenses payable	$321,411	$247,022
Payroll taxes payable	235,727	171,104
Convertible notes payable - related party	400,000	200,000

Total Current Liabilities	957,138	618,126

Stockholders' Deficit
Preferred stock, Series B convertible ($0.0001 par value) 3,750,000 shares authorized and issued	150,000	150,000
Common Stock
46,250,000 ($0.0001 par value) shares authorized
41,717,658 shares issued (38,194,257 in 2005)	5,515,295	4,829,288
Deficit accumulated since quasi-reorganization October 31, 1999	(6,322,164)	(5,323,340)
Deferred compensation	(41,667)	(66,667)

Total Stockholders' Deficit	(698,536)	(410,719)

Total Liabilities and Stockholders' Deficit	$258,602	$207,407

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Operations (unaudited)
	Three Months Ended		Nine Months Ended

	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005

Net sales	$4,924	$59,028	$13,502	$68,128

Selling, general and administrative expenses	229,844	282,160	707,611	717,494
Consulting expenses	35,000	3,000	74,807	249,875
Interest expense	112,350	7,000	229,909	29,396

Total expenses	377,194	292,160	1,012,327	996,765

Net loss before income taxes	(372,270)	(233,132)	(998,825)	(928,637)

Income tax expense	0	0	0	0

Net loss	$(372,270)	$(233,132)	$(998,825)	$(928,637)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average common share equivalent outstanding	45,371,462	40,732,636	44,363,296	35,462,512

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC. Consolidated Statements of Cash Flows

	Nine Months Ended
	July 31, 2006 (unaudited)	July 31, 2005 (unaudited)

Operating Activities:
Net loss	$(998,825)	$(928,637)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	31,725	18,225
Stock issued for services	250,507	271,500
Recognition of deferred compensation	25,000	25,000
Extension of stock options for consulting services	0	79,875
Discount arising from beneficial conversion feature included in interest expense	200,000	0
Change in operating assets and liabilities
Increase in restricted cash for payment of payroll taxes	100,000	0
Increase in payables and accrued expenses	169,012	87,144

Cash used by operating activities	(422,581)	(446,893)

Financing Activities:
Proceeds from issuance of common stock	205,500	832,500
Proceeds note payable - related party	200,000	0
Repayment note payable - La Jolla Cove Investors	0	(300,000)

Cash generated by financing activities	405,500	532,500

Investing Activities:
Acquisition of fixed assets	(11,903)	(34,367)
Acquisition of National Hotel Network	0	(100,000)
Acquisition of ALW Communications	0	(21,835)

Cash used by investing activities	(11,903)	(156,202)

Increase (decrease) in cash	(29,984)	(70,595)
Cash and cash equivalents - beginning	38,735	233,810

Cash and cash equivalents - ending	$9,751	$163,215

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

MAGIC MEDIA NETWORKS, INC.

 Notes to Interim Consolidated Financial Statements
 July 31, 2006
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

            On May 10, 2006, the Company issued an additional 6%, one-year secured convertible note, restricted as to transferability, in the principal amount of $100,000 to Dr. Terry for $100,000 cash. The proceeds of the note were for working capital.

            Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27"Application of Issue No. 98-5 to Certain Convertible Instruments,"   the issuance of the March 27, 2006 $100,000 convertible note resulted in a discount being recorded in the amount of $100,000 arising from an embedded beneficial conversion feature. The note conversion formula provides for a $0.15 per share discount from fair market value. The total discount was limited to the principal amount of the note, $100,000, which was fully amortized as interest expense at the time of issuance of the note; correspondingly, Shareholders' equity - Common stock was increased by a like amount. The issuance of the May 10, 2006, $100,000 convertible note also resulted in a discount in the amount of $100,000 arising from an embedded beneficial conversion feature. The total discount was limited to the principal amount of the note, $100,000, which was fully amortized as interest expense at the time of issuance of the note; correspondingly, Shareholders' equity - Common stock was increased by a like amount.

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

            During the three months ended July 31, 2006, the Company issued to one person, for $2,500 cash, 50,000 shares of restricted common stock for $0.05 per share.

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

            During the three months ended July 31, 2006, the Company issued a total of 225,000 shares of common stock for services. Of the shares that were issued for services, 150,000 shares were issued to two consultants and 75,000 shares were issued to two employees and independent contractors. The shares were valued as follows: 125,000 @$0.23 per share and 100,000 @$0.21 per share, which were the approximate market values at the issuance dates, for a total of $49,750.

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

Note 5 - Commitments

            Facilities

            The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense for the three months and nine months ended July 31, 2006 was $13,500 and $40,500, respectively. Rent expense for the three months and nine months ended July 31, 2005 was $13,500 and $40,500, respectively.

            Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provides for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock, which were restricted as to transferability. The shares were valued at $100,000, ($0.10 per share), which was charged to Deferred Compensation, to be expensed over the 36-month term of the agreement at $2,778 per month.  The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of July 31, 2006, Mr. Venters was due $1,662 for accrued unpaid salary.

Note 6 - Related Party Transactions

            In January 2006, Dr. Harold Terry, a major shareholder of the Company's common stock, acquired 1,000,000 shares of common stock from the Company for cash consideration of $100,000. The shares, which are restricted as to transferability, were issued at $0.10 per share. His ownership of the Company's Convertible Notes Payable is described above Note 3 - Notes Payable - Convertible Notes Payable - Dr. Terry.  Dr. Terry, who assumed the Company's contractual obligation to acquire the building housing its office facilities in 2002 for $480,000, has continued to lease the building to the Company, on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Dr. Terry had also consented to the use of the property as collateral for the $300,000 La Jolla promissory note, which was paid in April 2005 and the collateral was then released. As of July 31, 2006 and October 31, 2005, the Company was indebted to Dr. Terry for accrued rent in the amounts of $193,500 and $153,000, respectively and for accrued interest in the amounts of $39,644 and $27,735, respectively. These amounts are included in the accompanying balance sheets as accounts and accrued expenses payable.

            On February 28, 2006, the Company issued 50,000 shares to each of its two directors as payment for service as directors. The shares were valued at $0.25 per share or a total of $12,500 for each director. The shares are restricted as to transferability.

Note 7 - Litigation Settlements and Accrued Contingent Expense

            In June 2006, the Lindenauer case was settled with the exchange of mutual releases and the payment of $25,000 by a third-party to the Company. In July 2006, plaintiff was awarded judgment against the Company in the Franco case for approximately $65,000. In August 2006, the Company paid $50,000 in full settlement of the judgment and accrued the $50,000 expense in the quarter ended July 31, 2006. The Company was named defendant is suit in which the plaintiff seeks $53,000 for breach of contract. The Company plans to vigorously defend the suit and has accrued $10,000 as expense in connection with the possible outcome of this litigation. For the quarter ended July 31, 2006 the Company recorded total litigation expense of $35,000 which consists of the sum of $50,000 (paid in August 2006); $10,000 (estimated and accrued in July 2006); reduced by $25,000 (recovery received in June 2006).

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

Note 9 - Subsequent Events

            On August 8, 2006, the Company entered into a stock purchase agreement, with Integrated Media Systems, Inc. d/b/a Be Media ("Be Media"), a privately held California based audiovisual systems integrator, and Be Media's sole shareholder. Under the terms of the agreement, the Company will purchase from the sole shareholder all of the outstanding capital stock of Be Media in exchange for shares of a new series of the Company's Preferred stock. The number of common shares into which such Preferred stock will be convertible shall equal 49.9% of the total common and preferred shares outstanding, as adjusted for certain share issuances, and may further be adjusted in accordance with a formula based on Be Media's June 30, 2006 balance sheet. Conversion of the new series of preferred stock is subject to the approval of an increase in the Company's authorized common stock. Completion of the proposed transaction is subject to various conditions that are set forth in the stock purchase agreement and there is no assurance that the conditions for closing will be met or that the transaction will be completed.

            In September 2006, the Company issued to its president, as additional compensation, 1,300,000 shares of common stock, and also issued 100,000 shares of common stock to a consultant for services. The shares are restricted as to transferability.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

           Magic Media Networks, Inc. ("we" or "the Company") is a media production and promotion company focused primarily on the television advertising industry. Our subsidiary, Destination Television Inc., provides remote, edit and delivery platforms to our private digital signage and television networks, Bar TV, Gym TV and Hotel TV that deliver national, regional, and local short format entertainment and advertising content to high traffic leisure destinations. In addition, Destination Television, Inc. has agreements with "affiliate networks" which grant them the right to place national advertisements on our networks and, reciprocally, grant our networks the right to place national ads on their networks. We currently have three affiliate networks, Wild Blue Yonder on Frontier Airlines; the GETV networks; and the Boondoggle sports networks.

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

           We have secured new hotel locations through these agreements, as well as new gym and airline locations, gaming and entertainment and sports bar locations which are referred to in the jargon of the advertising industry as "digital real estate" and we intend to secure additional agreements for "out-of home" digital locations. We believe that by increasing our portfolio of these digital locations, we will be able to enter into substantive third party agreements with major advertising agencies, media representation firms and other independent contractors interested in purchasing national, regional and local advertising slots on our three "out-of-home" television network platforms.

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

            In order to interest viewers to watch our monitors and see and pay attention to our advertisements, we must provide entertaining content. We use the same approach as network television which provides content, which may be situation comedies, quiz, reality, talent or late-night talk shows to draw viewers and keep them entertained and focused on their television sets so that during the commercial breaks they watch the ads and eventually buy the products. Just as an "ads-only" channel has not proven to be popular, we believe that to be successful in presenting advertisements, we must provide some form of entertainment and we have chosen first-run motion picture trailers and new music videos and quality digital advertisements creating our brand of "Advertainment." We have not taken any surveys as to whether our locations' patrons like being exposed to ads or movie trailers or music videos.

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

           We then schedule local, regional and national advertisements, before and after the filmed movie trailers.  Because music is generally played in our locations by disk jockeys or juke boxes, it is necessary that our broadcasts of movie trailers and music videos and ads be graphically intensive and sometimes aired without sound.

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

            As we grow, we may license territories to individuals or corporations to sell the local, regional and national advertisements for their territory. We intend to operate the new locations and network broadcast remotely, utilizing a "forward storage media player" consisting of a digital Internet/ethernet connected hard drive, located at the out-of-home location that uses "pull" not "push" technology, to deliver the content to the location. Utilizing this "real-time" technology, we can update content on-demand, track data from the location, including commercial spot line-up, frequency and rotation, one-time advertisements, play lists and other digital signage data and configurations. We may, in the future, establish an in-house sales force that would be paid a base salary plus incentive compensation. If we are unable to operate the new territories remotely, it could have a substantial and adverse impact on our expansion and capital plan. We have engaged a media analyst to compose a current Company pro-forma outlining our proposed advertising metrics, measurement evaluation, reach and demographics, and cost per thousand (cpms) to provide to potential advertisers and related parties.

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

            In early 2004, in order to attract national advertisers, the National Hotel Network was formed as a sales organization to represent five companies (including ALW Communications, Inc.) that operated City Traveler-type channels in 11 U.S. cities. Through these local affiliates, the network had a viewer base in more than 470 hotels and 135,000 hotel rooms. Each affiliate independently produces their own travel show, however the National Hotel Television Network has contracts with each to sell customary 30, 60, and 90-second commercials. These contracts require that affiliates may not join a competing network, and that National Hotel Television Network not represent competitors airing programming in the affiliates' local markets. Shortly after completing our acquisition of ALW and NHN, we were notified that the largest of the five companies, City Explorer TV, cancelled its agreement with NHN. This cancellation resulted in a reduction of the number of affiliates from 11 to five and the reduction of the number of hotels to 228 and the number of hotel rooms to 37,715 and virtually all the major demographic market areas "DMAs" of the National Hotel Television network. Because we believe the former owners of ALW and NHN knew of the impending cancellation as well as the reduction of the ALW locations being 21 not 30, we commenced litigation which is detailed in our Annual Report on Form 10-KSB for the fiscal year ended October 31, 2005,  Item 3 - Legal Proceedings-Lindenauer and Wolfson . The lawsuit was settled on June 19, 2006 with payment of $25,000 to us by a third-party, and the exchange of mutual releases.

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

          Agreement to Acquire Be Media

            On August 8, 2006, we entered into a stock purchase agreement with Integrated Media Systems, Inc. d/b/a Be Media ("Be Media"), a privately held California based audiovisual systems integrator, and Be Media's sole shareholder. Under the terms of the stock purchase agreement, we will purchase all of the outstanding capital stock of Be Media in exchange for shares of a new series of our Preferred stock.  The number of common shares into which such Preferred stock will be convertible shall equal 49.9% of the total common and preferred shares outstanding, as adjusted for certain share issuances, and may further be adjusted in accordance with a formula based on Be Media's June 30, 2006 balance sheet. Completion of the proposed transaction is subject to various conditions that are set forth in the stock purchase agreement, including the condition that we raise, on terms that are satisfactory to us, from the offer and sale of our equity securities, in a transaction not involving a public offering, that amount, which, after the payment of applicable expenses and fees, results in our receiving $3,000,000 of which $1,000,000 shall be distributed to Be Media and $1,000,000 to Destination Television, Inc. The stock purchase agreement also provides for the filing of a registration statement; employment agreements for key executives; corporate governance changes and other matters. There is no assurance that the conditions for closing will be met and consequently there can be no assurance that the transaction will be completed.

RESULTS OF OPERATIONS

Results of operations for the Three Months Ending July 31, 2006 and July 31, 2005

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

 Sales and Other Revenues

             In the three months ending July 31, 2006, we had incidental sales in the nominal amount of $4,924. This compares to the nominal sales of $59,028 in the three months ended July 31, 2005. Our sales in both periods were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations paying us a subscription service fee which in turn maximizes screen distribution and attracts potential revenue streams from national and regional advertisers. In addition, we will have to establish quantifiable measurements and metrics regarding our networks, as required by media buyers, prior to receiving national advertisements.

Expenses

             Total expenses in the quarter ended July 31, 2006 were $377,194, which was an increase of $85,034 from total expenses of $292,160 in the quarter ended July 31, 2005.

            Selling, general and administrative expenses for the fiscal quarter ended July 31, 2006 decreased $52,316 or 19% to $229,844 from $282,160 in the fiscal three months ended July 31, 2005. The 2006 quarter included $54,053 paid to production employees and independent sales personnel, of which $17,250 was paid for in stock, in lieu of cash; and officer's compensation, $43,246, of which $8,333 was the allocation of expense of previously issued shares . Other significant expenses in the 2006 quarter included $35,000 for net settlement and accrual of estimated litigation expense; professional fees, $20,512;  rent expense, $13,500; and approximately $16,000 for the cost of exhibiting at industry tradeshows,

            In the July 2005 quarter, our major expenses included $58,828 for independent sales and production personnel; $13,500 for rent; $87,414 for professional expenses, $66,000 of which was paid in stock in lieu of cash; and $41,583 for officer's compensation.

            Consulting expenses in the July 31, 2006 quarter were $35,000, of which $2,500 was paid in cash and $32,500 was paid in stock, in lieu of cash. This compares to $3,000 consulting expense in the quarter ending July 31, 2005, all of which was paid in stock.

            Interest expense for the quarter ended July 31, 2006 was $112,350, which included $100,000 that represented the embedded value of the beneficial conversion of the secured convertible note payable issued in May 2006. The remaining $12,350 of interest expense was for the stated interest on our convertible notes and accrued interest on payroll taxes payable. Interest expense in the July 2005 quarter was $7,000.

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

Losses

            Our net loss before taxes for the fiscal quarter ended July 31, 2006 increased $139,138 or 59,7% to $372,270 from $233,132 in the comparable fiscal 2005 quarter. This increase in loss before taxes was primarily the result of including the beneficial conversion feature of the secured convertible note payable issued in March 2006.as interest expense and the reduction of nominal revenue.

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

Loss per Share

            The basic and diluted loss per share of common stock was $0.01 in the fiscal quarter ended July 31, 2006 compared to $0.01 in the fiscal quarter ended July 31, 2005. Loss per share was computed by dividing the net loss, by the weighted average common shares outstanding. In the fiscal 2006 quarter, the weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 45,371,462 compared to 40,732,636 in the fiscal year 2005 quarter. For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

Nine months ended July 31, 2006 and nine months ended July 31, 2005

Sales

            In the nine months ended July 31, 2006, our sales were $13,502 compared to $68,128 in the nine months ended July 31, 2005.

Expenses

           Total expenses for the nine months ended July 31, 2006 were $1,012,327, which was an increase of $15,562, or 1.6%, from total expenses of $996,765 in the nine months ended July 31, 2005.

            Selling, general and administrative expenses for the nine months ended July 31, 2005, excluding consulting expenses, decreased $9,883 or 1.4%, to $707,611 from $717,494 in the comparable 2005 nine-month period. In the nine months ended July 31, 2006, our major expenses included payroll and independent sales and production personnel expense of $269,320 of which, $171,000 was paid in stock in lieu of cash; $40,500 for rent; and $129,737 for officer's compensation, of which $25,000 included the allocation of expense of previously issued shares. Depreciation and amortization expense, for the 2006 nine months was $31,725, which was a 74% increase or $13,500 over $18,225 in the 2005 fiscal period, which resulted primarily from the purchase of television screens. In the comparable July 2005 nine months, our major expenses included $197,196, of which $37,500 was paid in stock in lieu of cash, for payroll and independent sales and production personnel; $40,500 for rent; $109,439 for professional expenses, of which $66,000 was paid in stock; and $124,500 for officer's compensation, of which $25,000 included the allocation of expense of previously issued shares.

           Consulting expenses were $74,807 for the nine months ended July 31, 2006, of which $10,300 was paid in cash and $64,507 was paid in stock, in lieu of cash. For the nine months ended July 31, 2005, consulting expense was $249,875, of which $12,000 was paid in cash; $158,000 was paid in stock, in lieu of cash; and $79,875 was a non-cash expense, representing the fair value of the extension of consultants' options.

            Interest expense for the nine months ended July 31, 2006 was $229,909, which included $200,000 that represented the embedded value of the beneficial conversion of the $200,000 principal amount of secured convertible notes payable issued in March and May 2006. The remaining $29,909 of interest expense was for the stated interest on our convertible notes and accrued interest on payroll taxes payable. Interest expense for the nine months ended July 31, 2005 was $29,396 which consisted of accrued interest on convertible notes and payroll taxes payable.

Losses

            Our net loss, before taxes, increased $70,188 from $928,637, in the July 31, 2005 nine-month period, to $998,825 in the July 31, 2006 nine-month period. Included in the loss in the 2006 period was the non-cash charge for the discount recorded in the amount of $200,000 arising from an embedded beneficial conversion feature in our secured convertible notes. In the 2005 period, a non-cash expense of $79,875 was recorded upon the extension of consultants' options. Although we have substantial tax carry-forwards, we have not reduced our net loss for the nine-month period by any tax benefit because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

Loss per Share

            The basic and diluted loss per share of common stock, in the nine months ended July 31, 2006, was $0.02, compared to $0.03 in the like nine-month period of fiscal 2005. The loss per share was computed by dividing the net loss, by the weighted average common and equivalent shares outstanding. In the fiscal 2006 nine-month period, the weighted average, which includes the weighted average number of common shares into which the preferred stock is convertible, was 44,363,296 compared to 35,462,512 in the fiscal 2005 nine-month period. For the purpose of computing loss per share of common stock, the Series B Preferred Stock was treated as if it were a separate class of common stock as the rights and attributes of the common shares and preferred shares are identical in all respects except for voting rights.

Liquidity and Capital Resources

             We have not generated cash from operations in the period November 1, 1999 through July 31, 2006. Operating activities consumed cash of $422,581 in the nine months ended July 31, 2006 and $446,893 in the nine months ended July 31, 2005.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During the nine months ended July 31, 2006, our financing activities provided total funds of $405,500. Similarly, our financing activities provided total funds of $446,893 in the July 31, 2005 nine-month period. During fiscal years 2005, and 2004, our financing activities provided total funds of $532,500 and $915,000, respectively.

            Our liabilities, all of which are current liabilities (due within one year) were $957,138 at July 31, 2006. Of that amount, Dr. Terry was owed $400,000 pursuant to secured and unsecured convertible notes; $193,500 for accrued rent; and $39,644 for accrued interest. Our liability, including accrued interest and estimated penalties for payroll taxes has increased to approximately $236,000 at July 31, 2006. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities. We have also delivered to be held in escrow $100,000 to be used for payment of withheld payroll taxes. There is no assurance that we will be able to reach a settlement of our payroll tax liabilities that will be acceptable to us.

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

ITEM 3 - CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures

            As of July 31, 2006, we carried out an evaluation, under the supervision and with participation of our management, including the Chief Executive Officer, who also acts as our chief financial officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in our periodic SEC filings.

            (b) Changes in internal controls

            There were no changes to internal controls in the 90-day period prior to July 31, 2006, the end of our fiscal quarter, or in the period from August 1, 2006 to the date of the filing of our report on Form 10Q-SB.

 PART II

 OTHER INFORMATION

 ITEM 1 - LEGAL PROCEEDINGS

            On June 19, 2006, as previously reported in Form 10-QSB for the period ending April 30, 2006, the Lindenauer case was settled with the exchange of mutual releases and the payment of $25,000 to us by a third-party.

            As reported in Form 8-K, filed July 7, 2006, judgment was entered against Magic Media Networks, Inc. in favor of plaintiff, Franco, for approximately $65,000 and possibly an additional amount for attorneys' fees.  The parties agreed to settle the judgment for $50,000, which amount we paid in August 2006 and was accrued by us as an expense for the quarter ended July 31, 2006 and recorded as a liability on our balance as of July 31, 2006.

            As previously reported in Form 10-QSB for the period ending April 30, 2006, we were sued in an action entitled More + Life et al v. Magic Media Networks, Inc. and Destination Television, Inc.  for breach of contract. The complaint asserts damages of $53,000 related to advertising materials provided by us. We plan to vigorously defend the suit and although, we believe it is too early in the litigation process to assess the validity of the claims, we have accrued $10,000 as expense in connection with the possible outcome of this litigation.

            For the quarter ended July 31, 2006 the Company recorded total litigation expense of $35,000 which consists of the sum of $50,000 in the Franco case (paid in August 2006); $10,000 in the More+Life case (estimated and accrued in July 2006); reduced by $25,000 recovered by us in the Lindenauer case (received in June 2006).

 ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the three months ended July 31, 2006, we issued to a consultant to our company, for $2,500 cash, 50,000 shares of restricted common stock at $0.05 per share. The proceeds were used for working capital.

            Also during the three months ended July 31, 2006, we issued a total of 225,000 shares of common stock for services. Of the shares that were issued for services, 150,000 shares were issued to two consultants and 75,000 shares were issued to two employees and independent contractors. The shares were valued as follows: 125,000 @$0.23 per share and 100,000 @$0.21 per share, which were the approximate market values at the issuance dates, for a total of $49,750.

            The above issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients had access to all relevant information necessary to evaluate the investment and they represented to us that the securities were being acquired for investment purposes.

            We also issued on May 10, 2006, a 6%, one-year, $100,000 secured convertible note to Dr. Terry for $100,000 cash.  The note is convertible into common stock at $0.10 per share and is restricted as to transferability. The proceeds were used for working capital. Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27"Application of Issue No. 98-5 to Certain Convertible Instruments," the issuance of the $100,000 convertible note resulted in a discount being recorded in the amount of $100,000 arising from an embedded beneficial conversion feature. The total discount was limited to the principal amount of the note, $100,000, which was fully amortized as interest expense at the time of issuance of the note; correspondingly, Shareholders' equity - Common stock was increased by a like amount.

            The issuance to Dr. Terry was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is a sophisticated "accredited" investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

            As of July 31, 2006, we had 41,717,658 shares of common stock outstanding and 3,750,000 shares of Series B Preferred Stock outstanding.

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

On July 7, 2006, we reported on Form 8-K, under Item 8.01, that final judgment had been entered against Magic Media Networks, Inc. in the Franco litigation.

On August 10, 2005, we reported on Form 8-K, under Item 1.01, that we entered into a stock purchase agreement to acquire Be Media.

 SIGNATURES

            In accordance with the requirements of the Exchange Act, the small business issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGIC MEDIA NETWORKS, INC.

September 19, 2006	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director