Form 10KSB
period 2006-10-31
MAGIC MEDIA NETWORKS INC
filed 2007-02-13
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 Form 10-KSB

[X]      Annual Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934
 For the fiscal year ended October 31, 2006

or

[  ]      Transitional Report under Section 13 or 15(d) of the
 Securities Exchange Act of 1934

000-29921

Commission file number

DESTINATION TELEVISION, INC.

(Exact name of small business issuer as specified in its charter)

MAGIC MEDIA NETWORKS, INC.
(former name, if changed since last report)

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

 Yes [ ] No [X]

Destination Television, Inc.(formerly Magic Media Networks, Inc.) had total revenue of $15,499 for the fiscal year ended October 31, 2006.

The aggregate market value of the stock held by non-affiliates (30,837,180 shares) computed by reference to the closing price of such stock ($0.05), as of February 9, 2007, was $1,541,859.

As of February 9, 2007, there were 44,298,427 shares of common stock of Destination Television, Inc.  ( formerly Magic Media Networks, Inc.)  outstanding.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

            Destination Television, Inc. ("we" or "the Company") is a media production, promotion and distribution company focused primarily on the Out-of-Home (OOH) digital signage industry. We provide remote, custom edited content and advertising delivery platforms to high traffic OOH locations and deliver national, regional, and local advertising and short format entertainment content. In addition, we have agreements with associated national networks which grant them the right to place national advertisements on our networks and, reciprocally, grant our networks the right to place national ads on their networks. We currently have reciprocal relationships with national networks, Hollywood Video, Movie Gallery, Wild Blue Yonder on Frontier Airlines; and the GETV networks; and the Boondoggle sports networks.

            On December 5, 2006, we received our registered trademark status for Destination Television® with the United States Patent and Trademark Office (Registration Number #3,179,292) under Section 038 of narrowcast media/audio in out-of- home locations.

            Our core business is the implementation of digital signage in high traffic OOH destinations. We are implementing agreements for additional revenue streams for our company as an "out-of-home" national network syndicator by cross-platforming or providing national advertising on third-party national OOH networks.

            Destination Television currently broadcasts Bar TV, Gym TV and Hotel TV, which air first run Hollywood blockbuster movie trailers and new music videos that are strategically placed next to quality digital advertising, creating our unique brand of "Advertainment". We intend to bring this content platform to our associated national networks creating a uniform Destination Television "Signature" throughout the United States in high traffic OOH locations.

            Our primary business is the creating and implementation of out-of-home distribution network platforms and the syndication of third-party OOH national networks to reach captive audience viewers, primarily in high traffic OOH leisure destinations. We provide proprietary advertising and marketing concepts and strategies, which we produce, as well as advertising content provided by us or our advertisers. Our flexible digital network platforms allow for content that can be specific for each targeted demographic group, time of day and monitor and measure frequency and rotation of those ads and messages. We promote our networks as being able to increase exposure and brand recognition and strengthen the influence of consumer purchasing decisions, both at the point-of-purchase as well as at the retail level. Our digital technology and premium locations can provide advertisers with instant delivery and flexibility of content that can be unique to each location, which allows our clients the ability to change their programming or select a specific location to target-market potential consumers. Our private television networks are not currently regulated by the FCC, which offers distribution opportunities to companies that are unable to advertise their products on conventional networks or cable television.

            We have recently completed our beta test at a sample of our locations and have concluded that we will now charge our locations a monthly subscription fee to be part of our networks. We have advised our locations' managers that media boxes will be available to replace all DVD formats and we intend to expand aggressively into new locations on the subscription-based platform. Our proven digital technology platform will allow for content to be updated remotely as the locations add products and services and marketing campaign changes. We plan to charge a monthly subscription fee of $199 for each location.

            Previously our revenue was solely derived from the production and sale of custom advertising and the subsequent airing of the ads on our Bar TV, Gym TV and Hotel TV networks and in the future we expect revenue from advertisers from third-party OOH national networks. We have begun to receive our first revenues from national advertisers.

            We offer locations a turnkey solution consisting of hardware, software, location programmed content, entertainment and advertiser content and if necessary and economically viable, television monitors to distribute our programming.

            Our executive offices are located at 530 North Federal Highway, Fort Lauderdale, Florida 33301 and our telephone number is (954) 764-0579. Our website address is www.destinationtelevision.com.

Strategy

            We have revised our business model to concentrate on high traffic leisure OOH locations, of "leisure destinations driving traffic to retail locations." We have developed relationships with leisure destinations such as bars, taverns and nightclubs; gyms and health clubs, video stores and in hotels and resorts in desirable tourist areas.

            Destination Television's digital signage networks broadcast first run, blockbuster movie trailers and new music videos. The abbreviated short content format is designed for the specific demographic of these high traffic OOH environments.

            According to Forrester Research, movie trailers and music videos are the most popular downloads of today's youth.

            Traditionally, viewing audiences have become highly fragmented and specialized due to the growth of cable television channels, video recorders and the Internet, limiting the ability of advertisements to be seen.

            Destination Television can then air high quality local, regional and national digital advertisements or commercial spots to specific high traffic out-of- home captive audiences and specific demographics.

            Beginning in January 2007, we have consolidated our operations and re-positioned our company as a media production, promotion and distribution company focused primarily on the Out-of-Home (OOH) digital signage industry.

            We intend to focus our core operations on executing joint agreements with other companies and licensing from them certain rights to their pre-existing prime OOH digital networks for the placement of mutually beneficial advertisements in their high traffic captive audience locations.

            We have secured new bar, gym hotel, airlines, gaming and video store locations through these agreements, which are referred to in the advertising industry as OOH  areas of dominant influence (ADI's) and we intend to secure additional agreements for OOH digital locations in these major DMI's. We believe that by increasing our portfolio of these OOH digital locations, we will be able to enter into substantive third party agreements with major advertising agencies, media representation firms and other independent contractors interested in purchasing national, regional and local advertising slots on "clusters" of OOH television network platforms.

            We plan to actively solicit advertising agencies and customers for our networks and expand locations aggressively until we currently have or achieve sufficient locations to draw critical mass for national advertisers. We believe we can acquire certain national commercials via "promo only" while we are expanding our networks and locations leveraging those national brands, and in the future replace them with paying national advertisements. In addition, we intend to derive a substantial portion of our revenues from strategic alliances and agreements with retail locations whereby the product or service at the location agrees to pay for co-op advertising. We have begun to obtain agreements for from locations that will pay us a monthly subscription fee for the services they receive on being on the network(s). New locations will pay a monthly fee per location in exchange for custom advertisement of the location's brand, product or service to its customers.

            We are retiring, consolidating and implementing new locations as a result of the cancellation of beta test locations or conversion to our subscription based service. We previously had a total of approximately 53 locations installed and broadcasting Bar TV on a daily basis that have up until now served as the beta test for the advertising platform. We have approximately 34 locations in Fort Lauderdale, West Palm Beach and the South Beach entertainment district in Miami Beach. We believe that this beta test of anchor locations established our regional footprint in the Southeast Florida corridor and provided us with information to solicit new locations for our subscription based service. We have consolidated operations in 15 locations in Central Florida (metropolitan Orlando and Tampa) and three in the Florida Keys. We intend to re-solicit these markets on the new subscription based service. Some of these locations are not actively engaged in our network and may be removed by us, may discontinue their association with Bar TV or may again become active participants. Our revised business model is now focused on appealing to regional and national chains as a subscription based service in contrast to pursuing individual locations.

            We believe that our business model can only be successful if we are able to attract enough subscribers and locations to reach critical mass where national and major regional advertisers that are interested in reaching the demographics of our advertiser platforms. In order to accomplish this goal, we must continue to place our broadcast in high traffic OOH locations in the entertainment/retail districts throughout the United States. There is no assurance that we will able to enter into agreements with a sufficient number of business locations to interest the advertisers that we are seeking.

            In order to interest viewers to watch our monitors and see and pay attention to our advertisements, we must provide entertaining content. We believe our advertainment platform is the correct mix of short content entertainment however there can be no assurance that the general public will embrace this format. Just as an "ads-only" channel has not proven to be popular, we believe that to be successful in presenting advertisements, we must provide some form of entertainment and we have chosen first-run motion picture trailers and new music videos and quality digital advertisements creating our unique brand of "Advertainment." We have not taken any surveys as to whether our locations' patrons like being exposed to ads or movie trailers or music videos and there are no assurances that the general public will embrace this “Brandâ€ of content.

            We utilize as "backbone" or "core" content, movie trailers of first-run motion pictures from the major motion picture studios, including Twentieth Century Fox, Columbia Pictures, MGM, Warner Bros., Paramount Pictures, Dreamworks and Universal highlighting upcoming releases, and new music videos from the major record labels including Geffen, Universal Atlantic, Capitol, EMI, Epic, Electra, Def Jam, Island, J Records and Maverick. The movie trailers, which are rated as suitable for general audiences, are supplied to us, without charge, by EPK.TV a division of DBS Intelistream, Fahlgren Entertainment, Inc.., and Alliance, an Atlanta based entertainment oriented advertising and public relations agency.

            Fahlgren Entertainment, Inc. has agreements with the studios to receive print and ad ("P & A") marketing materials, which they provide to third-party entertainment companies such as our company to expand the "P & A" promotion of upcoming theatrical releases. The music videos, which are promotions for upcoming album releases, are provided to us for promotional purposes as well.

            We then schedule local, regional and national advertisements, before and after the filmed movie trailers.  Because music is generally played in some of our locations by disk jockeys or juke boxes, it is necessary that some of our broadcasts of movie trailers and music videos and ads be graphically intensive and sometimes aired without sound.

            We currently do not receive any direct revenues from these trailers and videos, but we are free to use them as core content in our broadcasts to the locations that comprise our network. However, a recent industry shift is appearing where the "promo-only" music videos are now being represented to the OOH marketplace as "content," whereas the distributors of this "content" may in the future expect a monthly fee per location.

            We previously had Gym TV beta test locations, except that in addition to providing the businesses with free advertisements, we previously have entered into agreements to pay the locations, on a pro-rata basis, from 10% to 33% of the gross ad revenue. We may or may not continue revenue sharing when a national rollout of the Gym TV network is implemented. We are currently "rolling up" those locations upon expiration of their agreements or as soon as practible.

            Industry Background

            The point-of-purchase OOH market together with the digital signage and out-of-home advertising business is currently estimated at $6 billion annually. The advertising industry is diverse and includes television, newspapers, magazines, radio, specialty media, the Internet, billboards, direct mail and telephone directories. Approximately $460 billion was spent on worldwide advertising in 2000, including over $240 billion in the United States alone.

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

            Network Program

            Our "networks," which is the term we use to describe our groups of locations that permit their patrons to view our broadcasts, offer advertisers the ability to target specific demographics on a site-by-site basis. Placing monitors in OOH high traffic leisure destinations such as sports bars, taverns, nightclubs, gyms and health clubs, hotels and airlines increases exposure and ad impressions. The monitors are profiled based on specific characteristics of their audience, including age, gender, race and income. This is not accomplished scientifically, but by word-of-mouth and anecdotal observation, which we believe to be reliable. Some examples of the type of information which may be helpful for advertisers are the price of drinks in a bar, which gives information as to patrons' income; the breakdown by sexes, which might indicate the type of drink, which would appeal to a particular gender; the types of cars and trucks in the parking lot, are all items of information that may be useful to advertisers in determining the demographics make-up of the viewing population.  This information availability allows us to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups.

            Our advertising monitor currently plays a repeating or looping sequence of advertising and programming.  As currently configured, a broadcast consists of 120 thirty-second advertising spots per hour.  The broadcast in each specific area can support 240 thirty-second airing slots, including entertainment spots, on the forward storage media player installed at each location. New technology has been announced that may make available to us a high definition broadcast and can provide increased storage and broadcast quality and availability for a longer linear broadcast. We have researched this technology and elected to convert all current locations to forward storage media player on all new installations and deliver the content terrestrially via the Internet.

            Installation costs for a new site include the cost of acquiring hardware and the cost of installing equipment.  The fully installed average per site cost for a typical location with a single video monitor is approximately $800.  Some sites may contain multiple monitors that would be supported from a single forward storage media player.

            We secure three to five year location agreements. We do not permit ads of competing bars, gyms, hotels, video stores or airlines to be broadcast to the locations on our network.  The location establishment is responsible for supplying electricity to the equipment and keeping the designated monitor on during normal business hours. As compensation for allowing us to place our monitors or networks in their business location, which at present is generally a busy bar, tavern, nightclub, gym, or hotel, the location receives monthly advertising spots. We usually provide the business location with at least four times the advertisements that air, and at least four times per hour. The location may display its monthly event calendar, five-second static ad and photo gallery or the locations' products or services that are all updated monthly at minimal cost of 4199.00 a month per location.

            Advertising Sales

            Our strategy is to derive a significant portion of our revenue from advertisements placed on our network and affiliated networks.  We are attempting to procure national advertisers, primarily through advertising and promotion agencies and public relations firms that have the ability to direct promotion funds to our networks. Examples of products that are constantly having special promotions are automobile, fashion and entertainment. We are also seeking advertisers that are looking for alternate media to promote their products that are limited by law or tradition as to their advertising options. We also look for opportunities for advertisers whose products can be sold immediately on an impulse basis such as beverages in a Bar TV location and health foods and supplements in Gym TV locations. Recent surveys have shown that 61% of people leaving gym locations make an immediate purchase, with 55% purchasing goods from a supermarket or drugstore (source: Health Club Panel). We intend to target advertisers that relate to this mentality of "leisure destinations driving traffic to retail locations" as we have implemented this tag line in our marketing efforts.

            We believe that advertising and product demonstrations at the point-of-purchase could significantly influence which products consumers purchase.

            Advertising rates are based upon the availability of space for the desired location, the size and demographic make-up of the market (ADI's) served by the screens and the availability of alternative advertising media in the area. Advertising sales are generally made pursuant to contracts with local, regional or national advertisers.

            We intend to operate the new locations and network broadcast remotely, utilizing a "forward storage media player" consisting of a terrestrial digital Internet/Ethernet connected hard drive, located at the out-of-home location that uses "pull" not "push" technology, to deliver the content to the location. Utilizing this "real-time" technology, we can update content on-demand, track data from the location, including commercial spot line-up, frequency and rotation, one-time advertisements, play lists and other digital signage data and configurations. We may, in the future, establish an in-house sales force that could be paid a base salary plus incentive compensation. If we are unable to operate the new territories remotely, it could have a substantial and adverse impact on our expansion and capital plan.

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

            Bar TV and Gym TV

            We plan to aggressively expand the Bar TV concept, which is directed at a specific demographic population focused on chain or multiple location bars, taverns and entertainment destinations. We look to work with the locations utilizing their pre-existing marketing materials, logos and websites to create their digital signage signature and to work with their vendors to provide us with early advertisement and promotion tie-ins on the network. We plan to convert suitable current locations to a forward storage media player and a monthly subscription service fee.  We have completed the beta testing of our Gym TV network at locations with Gold's Gym franchisees and World Gyms and independent gyms throughout Florida. We have attended the National Fitness Trade Shows, and were able to execute new agreements for Gym TV locations in several additional states as part of our currently planed national rollout. We are converting suitable current locations to a forward storage media player and a monthly subscription service fee. We now broadcast to approximately 34 locations and are awaiting installation of our equipment at approximately 19 new additional facilities. On June 12, 2006, Gym TV presented at the Club Industry East Trade Show. Gym TV signed at the convention new Gym TV locations as subscribers for Gym TV. We are currently following up on national chains and intend to expand Gym TV as a subscription service. We believe that upon obtaining critical mass, manufacturers and retailers that market health related products such as vitamins, health foods, bicycles, athletic equipment and sporting events will consider directing part of their promotional/advertising budget to a specific sector of the population. We believe that the health club/gym market is well suited to our concept that "leisure destinations driving traffic to retail locations."

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

            In early 2004, in order to attract national advertisers, the National Hotel Network was formed as a sales organization to represent five companies (including ALW Communications, Inc.) that operated City Traveler-type channels in 11 U.S. cities. Through these local affiliates, the network had a viewer base in more than 470 hotels and 135,000 hotel rooms. Each affiliate independently produces their own travel show; however the National Hotel Television Network has contracts with each to sell customary 30, 60, and 90-second commercials. These contracts require that affiliates may not join a competing network, and that National Hotel Television Network not represent competitors airing programming in the affiliates' local markets. Shortly after completing our acquisition of ALW and NHN, we were notified that the largest of the five companies, City Explorer TV, cancelled its agreement with NHN. This cancellation resulted in a reduction of the number of affiliates from 11 to five and the reduction of the number of hotels to 228 and the number of hotel rooms to 37,715 and virtually all the major demographic market areas "DMAs" of the National Hotel Television network.

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

ITEM 3 - LEGAL PROCEEDINGS

More + Life, Inc.

            In April 2006, we were sued in an action entitled More + Life, Inc., Aaron Gorinstein and Max Neuman v. Magic Media Networks, Inc. and Destination Television, Inc.  (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No.06 -004046), for breach of contract. The complaint asserts damages of $53,000 related to advertising materials provided us. The suit also requests injunctive relief related to the removal of restrictive legends on securities purchased from us in a private transaction. We have agreed to remove the restrictive legends and, as to the remaining claims, we have submitted an answer. Although, the case is still in the deposition stage, the Company has accrued $10,000 as expense in connection with the possible outcome of this litigation.

Franco

            In March 2004, we were sued in an action entitled Domenic Franco v. Magic Media Networks, Inc. (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No. CACE 04 -004093), regarding the payment for investor relations services. The plaintiff alleged breach of contract in our failure to issue shares of its stock for the services allegedly rendered.  In July 2006, plaintiff was awarded judgment against the Company and, in August 2006, the Company paid $50,000 in full settlement of the judgment.

Lindenauer and Wolfson

            On May 13, 2005, we commenced an action entitled Magic Media Networks, Inc. v. Alec M. Lindenauer and Louis T. Wolfson (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No. CACE 05-007429) regarding our acquisition on December 31, 2004 of ALW Communications, Inc. ("ALW") and National Hotel Television Network, Inc. ("NHN").  In June 2006, this case was settled with the exchange of mutual releases and the payment of $25,000, by a third-party, to the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On January 5, 2007 our Board of Directors approved, and a total of seven stockholders owning 15,867,551 shares of our common stock outstanding as of December 11, 2006 and one stockholder, owning all of our Series B Preferred Stock consented in writing to, amending our Certificate of Incorporation to: (1) change the name of our corporation to Destination Television, Inc.; and (2) increase our authorized common stock to 200,000,000 shares. Such approval and consent constituted the approval and consent of a majority of the total combined voting power of our outstanding common stock and our Series B Preferred Stock and is sufficient under the Delaware General Corporation Law and our Certificate of Incorporation and Bylaws to approve the action. A Definitive Information Statement was filed with the Securities and Exchange Commission on January 16, 2007. Our name change and increase in authorized common shares became effective on February 7, 2007.

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

            The primary market for our common stock is the OTC Bulletin Board, where it trades under the symbol "MGCN." We expect a new trading symbol to be issued in February 2007 to reflect the change of our corporate name and the issuance of a new CUSIP identifying number.

            The following table sets forth the high and low closing prices for the shares of our common stock, for the periods indicated, as provided by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Quarter Ending	High	Low

January 31, 2005	$0.26	$0.095
April 30, 2005	0.22	0.11
July 31, 2005	0.20	0.07
October 31, 2005	0.20	0.12

Quarter Ending	High	Low

January 31, 2006	$0.19	$0.08
April 30, 2006	0.42	0.10
July 31, 2006	0.31	0.08
October 31, 2006	0.18	0.06

Price Range of Series B Preferred Stock

            All of the shares of our Series B Preferred Stock are owned by our president, Gordon Scott Venters. There is no public market for our Preferred Stock.

Shareholders

            As of February 9, 2007, we had 44,298,427 shares of common stock and 3,750,000 shares of Series B Preferred Stock outstanding. The Series B Preferred Stock is convertible into 3,750,000 shares of common stock.

            As of February 9, 2007, we had approximately 500 shareholders of our common stock and as of that date we had one shareholder of our Series B Preferred Stock.

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

Changes in Securities and Use of Proceeds

Common Stock

            Stock Issuances

            During the fourth quarter ended October 31, 2006, we issued a total of 1,630,769 shares of common stock. The newly issued shares consisted of: 1,300,000 shares to our President and Chief Executive Officer, Gordon Scott Venters, as additional compensation valued at $117,000, based on the market price of $0.09 per share; 100,000 shares to a consultant for services that were valued at $9,000, based on the market price of $0.09 per share; and 230,769 shares, which were sold for $15,000 cash, in a private transaction at $0.065 per share. The cash received was used for working capital. All of the shares issued were restricted as to transferability. The issuances were all made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients had access to all relevant information necessary to evaluate the investment and they represented to us that the securities were being acquired for investment purposes.

            As of October 31, 2006, we had 43,348,427 shares of common stock outstanding.

            Subsequent to the end of our October 31, 2006 fiscal year, in November 2006 and December 2006, we issued a total of 950,000 shares of common stock, which consisted of 750,000 shares that were sold to Dr. H. K. Terry for $60,000 cash and 200,000 shares that were issued for consulting services.

            As of February 9, 2007, we had 44,298,427 shares outstanding.

Notes Payable

            Convertible Notes Payable - Dr. Terry

            On March 27, 2006, we issued a 6%, one-year, $100,000 secured convertible note to Dr. Terry for $100,000 cash.  The note is convertible into common stock at $0.10 per share. The note is collateralized by all of the Company's assets, both tangible and intangible and is restricted as to transferability. The proceeds of the note were restricted for payment of withheld payroll taxes.

            On May 10, 2006, the Company issued an additional 6%, one-year secured convertible note, restricted as to transferability, in the principal amount of $100,000 to Dr. Terry for $100,000 cash. The proceeds of the note were for working capital.

            Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments,"  the issuance of the March 27, 2006, $100,000 convertible note, resulted in a discount being recorded in the amount of $100,000 arising from an embedded beneficial conversion feature. The note conversion formula provides for a $0.15 per share discount from fair market value. The total discount was limited to the principal amount of the note, $100,000, which was fully amortized as interest expense at the time of issuance of the note; correspondingly, Shareholders' equity - Common stock was increased by a like amount. The issuance of the May 10, 2006, $100,000 convertible note also resulted in a discount in the amount of $100,000 arising from an embedded beneficial conversion feature. The total discount was limited to the principal amount of the note, $100,000, which was fully amortized as interest expense at the time of issuance of the note; correspondingly, Shareholders' equity - Common stock was increased by a like amount.

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

Revenue Recognition:

            Our revenue is derived from (1) subscription fees ("Subscription revenue") paid by network member locations that air our network content and such revenue is recorded ratably over the term of the subscription agreement; and (2) the production and sale of custom advertising that is subsequently aired throughout our TV networks. Our primary obligations are to produce a completed video clip ("Production revenue") and to air that clip on our networks for an initial period ("Air Time revenue"). Production revenue is recognized upon the delivery and acceptance of the produced piece while Air Time revenue is recognized ratably over the term of the advertising contract.

            We account for revenue under the guidance provided by EITF 00-21 "Revenue Arrangements with Multiple Deliverables." We only recognize production revenue, separately from air time revenue, if we bill the advertising client separately for both elements and if the customer has been so advised as part of its initial arrangement with us. In order to record the production revenue as a separate part of the advertising contract, billing rates, whether by the job or based on time and materials, must be presented to the advertising client for approval as part of the original contract. Video clips produced by our art department have stand alone value and can be used for purposes other than to be aired on our networks. Once completed and delivered to the client, the video clip is non- returnable and hence "not subject to a general right of return." Air time is recognized as revenue over the term of the advertising contract or proportionately by spots delivered, depending on the initial contract terms. We recognize air time revenue as air time is delivered. If the client has not been informed that billing is separate for production and airtime, then all revenue from that contract is treated as air time revenue and is recognized as commercials are aired.  Since, we have always delivered airtime as contracted, management has determined that delivery of the airtime is "probable" and since we have control over our  networks, the delivery of the airtime meets the criterion of "controlled by the  Company."

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

Results of operations for the Fiscal Years Ending October 31, 2006 and October 31, 2005

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

            In the fiscal year ending October 31, 2006, we had sales in the nominal amount of $15,499. This compares to the nominal sales of $70,586 in the fiscal year ended October 31, 2005. Our sales in both periods were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations to attract national and regional advertisers. Sales efforts in fiscal year 2006 were hindered, as management concentrated its efforts on completing the acquisition of BeMedia, which was not consummated.

Expenses

            Selling, General and Administrative

            Selling, general and administrative expenses for the fiscal year ended October 31, 2006 decreased $76,976, or approximately 7%, to $1,036,185 from $1,113,161 in fiscal year 2005. Nearly all of the decrease is attributed to a reduction of expenses from extension of stock options that required a non-cash charge in 2005 of $79,875.  Included in both periods' expenses were officer's salaries of $139,650 in 2006 and $133,000 in the previous year. Other expense categories in fiscal year 2006 included professional fees of approximately $52,000 in 2006 and accrued and actual litigation expense of approximately $60,000  Depreciation expense, for fiscal year 2006, at $42,250, was slightly more than 2005 depreciation expense of $40,800. Expense for our production personnel and sales staff totaled approximately $307,000 in 2006 compared to $248,000 in 2005. Accrued rent remained constant at $54,000 for each period. Included in selling, general and administrative expenses was $409,834 for services paid for with our stock, which compares to the prior year when services paid for with stock amounted to $304,833.

            Interest Expense

            Interest expense in fiscal year 2006 increased by approximately $227,000 to $264,090 from $36,896 in fiscal year 2005. Interest expense for 2006 includes interest of $64,090 on our payroll tax liabilities and outstanding Terry notes and loans payable, and an additional $200,000 non-cash charge for the value of the beneficial conversion feature of the notes issued to Dr, Terry.

            Loss on Impairment of Long-lived Assets

            After we completed a review of certain fixed assets acquired in 2005 as they relate to our revised business model, we determined that a permanent impairment in the value of those assets had occurred. As a result, we recorded a write-down of fixed assets in the amount of $30,000 for the year ended October 31, 2006. In fiscal year 2005, after a comprehensive review of the assets obtained in the acquisition of ALW Communications and National Hotel Television Network, and as a result of litigation commenced by us, we determined that a permanent impairment of the value of the assets acquired had occurred. As a result, our expenses for the year ended October 31, 2005 reflect a write-down of goodwill in the amount of $250,070.

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

Losses

            Our net loss, before taxes was $1,314,776 in the year ended October 31, 2006 compared to $1,329,541, for the year ended October 31, 2005. Included in our losses in the 2006 fiscal year was the non-cash charge of $200,000 for the value of the beneficial conversion feature of the notes issued to Dr. Terry. In the 2005 fiscal year, we recorded, as expense, the fair value of the extension of consultants' options of $79,875. Although we have substantial tax carry-forwards, we have not reduced our net loss for the year by any tax benefit because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

            Although we believe our revised business model may provide for an increase in revenue and a reduction in losses for the year ending October 31, 2007, there can be no assurance that we will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future. The viability of our business plan necessitates that we significantly expand the number of locations that are part of our network to reach that level or critical mass of locations needed to attract sales organizations that are able to secure national advertisers for our networks. Without required funding, we will not be able to increase our locations or attract sales organizations and national advertisers.

Impact of Inflation

            It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

            We have not generated cash from operations in the period November 1, 1999 through October 31, 2006. Operating activities consumed cash of $534,099 in the fiscal year ended October 31, 2006 and $510,268 in the fiscal year ended October 31, 2005.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During fiscal year 2006, our financing activities provided total funds of $520,500. Similarly, our financing activities provided total funds of $532,500 for fiscal year 2005.

            Our liabilities, all of which are current liabilities (due within one year), totaled approximately $1,086,000 at October 31, 2006.  Of that amount, $450,000 plus accrued interest of $46,249 was owed to Dr. Terry. The $450,000 of principal consists of: $400,000 in the form of 6% convertible notes. of which $200,000 are secured by all of our assets; and $50,000 in 6% non-convertible unsecured loans. Additionally, we owed Dr. Terry $207,000 for accrued rent. Our other major liability is for payroll taxes, which has increased to approximately $268,000, including interest and penalties, at October 31, 2006. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities, but to date, there has been no progress. There is no assurance that we will be able to reach a settlement of our payroll tax liabilities acceptable to us.

            We have funded our cash needs during the last two fiscal years through the issuance of our common stock and convertible notes, for cash. We also used our common stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next 12 months through the sale of additional shares of our common stock and/or convertible securities.

Capital Expenditures

        We expect that our only significant capital expenditure in the upcoming year will be for television screens and related equipment to be placed in various locations that receive and transmit our programming and advertising. We estimate that the total expenditures for the next 12 months will not exceed $500,000. There is no assurance that we will be able to obtain financing to acquire the equipment at terms acceptable to us.

ITEM 7 - FINANCIAL STATEMENTS

            Our audited financial statements for the fiscal years ended October 31, 2006 and October 31, 2005 follow Item 14, beginning at page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            We have not changed our accountant nor have we had disagreements with him on accounting or financial disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2006. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended October 31, 2006, Gordon Scott Venters who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of October 31, 2006, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

           ·     Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
           ·     Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

            In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

(b) Changes in internal controls

            We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

            The following is a list of our directors and executive officers, their respective ages and the positions they hold with us.

Name	Age	Positions

Gordon Scott Venters	45	Director, Chief Executive Officer and President
Todd Nugent	48	Director

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

            Gordon Scott Venters, our president and chief executive officer has specialized in the entertainment industry, including the financing, management and production of films, videos and recordings, for over 19 years. Mr. Venters has served as our director from March 15, 1994 to May 19, 1995 and from December 9, 1996 to the present. From May 19, 1996 until December 9, 1996, he served as president and a director of Quantum Entertainment Company in Los Angeles. From 1990 to 1993, Mr. Venters served as the president and chief executive officer of Flash Entertainment, Inc., an independent feature film company and predecessor of our company, during which time he was the executive producer of the feature film "No More Dirty Deals" and five music videos. From 1989 to 1990, Mr. Venters was the executive producer of two full-length feature films, "Shakma" and "Shoot." Mr. Venters has also been a financial advisor and a registered stockbroker with F.D. Roberts Securities from 1987-1989 and Prudential-Bache Securities, Inc.

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

Compensation of Directors

            Members of our board of directors receive, on an annual basis, shares of our common stock, as payment for services. In 2006 and 2005, directors Gordon Scott Venters and Todd Nugent each received 50,000 shares of common stock. Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at board meetings.

Compliance with Section 16(a) of the Securities Exchange Act

            Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. We believe that our directors, Gordon Scott Venters and Todd Nugent, have filed all requisite forms on a timely basis, except for an inadvertent late filing by Mr. Nugent and that Dr. Harold Terry has not filed all required Forms 3, 4 and 5. Dr Terry has advised us that he is the process of making the necessary filings.

Code of Ethics

            We have adopted a Code of Ethics for all of our employees, directors and officers. It is available for viewing at our website, www.destinationtelevision.com.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

            The following table provides summary information for the fiscal years 2004, 2005 and 2006 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Gordon Scott Venters, our president and chief executive officer. No other officer earned more than $100,000 during the period.

Summary Compensation Table
		Annual Compensation				Awards	Payouts

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

Gordon Scott Venters, President and Chief Executive Officer	2004	$133,000		0	0	0	0	0
	2005	133,000		0	0	0	1,000,000 shares	0
	2006	139,650	(1)	0	0	0	1,300,000 shares	0

            (1) Includes $36,575 of salary that was unpaid as of October 31, 2006.

Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provides for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock, at that time, which were restricted as to transferability. The shares were valued at $100,000 ($0.10 per share), which was charged to Deferred Compensation, to be expensed over the 36-month term of the agreement at $2,778 per month. In September 2006, Mr. Venters was issued, as additional compensation, 1,300,000 shares that are restricted as to transferability. These shares were valued at $117,000 ($0.09 per share). The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of October 31, 2006, Mr. Venters was owed $36,575 for accrued unpaid salary and $25,000, which he had loaned to the Company in August, 2006.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information concerning the ownership of our common stock and Series B Preferred Stock as of February 9, 2007, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of each class of stock; (ii) all of our directors and executive officers; and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of February 9, 2007, there were: 44,298,427 shares of common stock and 3,750,000 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock and has the equivalent voting rights of four shares of common stock.

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

Name and Address of Beneficial Owner and Relationship to the Company	Class Common	Percent	Series B Pfd. (Percent)		Total common including shares which may be acquired within 60 days		Combined Percent

Gordon Scott Venters 530 N. Federal Highway Fort Lauderdale, FL 33301 President and Director	1,402,724	3.2%	3,750,000	(100%)	5,152,724	(1)	10.7%	(1)

Todd Nugent 23190 Coconut Shores Dr. Bonita Springs, FL 34134 Director	83,050	0.2	0		83,050		0.2

Dr. Harold K. Terry 600 NE 55th Terrace Miami, FL 33137 Beneficial Owner of more than 5% of Class	11,975,473	27.0	0		17,975,473	(2)	35.7	(2)

Directors and Executive Officers as a group (-2-persons)	1,485,774	3.4%	3,750,000	(100%)	5,235,774	(1)	10.9%	(1)

            (1) Includes 3,750,000 common shares that are issuable upon conversion of our Series B preferred stock.

            (2) Includes a total of 6,000,000 additional common shares of which 2,000,000 shares may be issued upon the conversion of $200,000 of 6% convertible promissory notes at a conversion price of $0.10 per share; and 4,000,000 shares that may be issued upon the conversion of $200,000 of 6% convertible promissory notes, at a conversion price of $0.05 per share, the computation of which is based on the average share price of the five days prior to the date of this report, but no lower than $0.05 per share.

Changes in Control

            There are currently no arrangements in place that will result in a change in control of our company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

                During fiscal year 2006, Dr. Terry acquired, for $100,000 cash, 1,000,000 shares of our common stock at $0.10 per share. In fiscal year 2005, he acquired 4,275,000 shares of common stock from us at $0.10 per share, for cash consideration of $427,500. The shares are restricted as to transferability. Also, in fiscal year 2005, Dr. Terry converted a $125,000 convertible promissory note, which was issued in October 2004, in exchange for 1,250,000 shares of our common stock. Dr. Terry owns $400,000 of our 6% convertible notes, of which $200,000 were issued in fiscal year 2006 and are secured by all of our assets. Additionally, in fiscal year 2006, Dr. Terry made $50,000 of  6% unsecured loans to us.

                We lease the building that houses our offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which we have accrued but not paid. As of October 31, 2006 and October 31, 2005, we owed Dr. Terry for accrued rent $207,000 and $154,000, respectively; and for accrued interest in the amounts of $46,249 and $27,735, respectively. These amounts are included in the accompanying balance sheets as accounts and accrued expenses payable.

                Subsequent to the end of fiscal year 2006, in November 2006, Dr. Terry acquired an additional 750,000 shares of our common stock for $60,000.

                On February 28, 2006, we issued 50,000 shares to each of our two directors as payment for service as directors. The shares were valued at $0.25 per share or a total of $12,500 for each director. The shares are restricted as to transferability.

                In November 2004, Gordon Scott Venters, entered into a new three-year employment agreement, which is described above in Item 10 - Executive Compensation - Employment Agreements.  In August 2006, Mr. Venters made an unsecured non-interest bearing loan to us in the amount of $25,000, which has not been repaid, In September 2006, Mr. Venters was issued, as additional compensation, 1,300,000 shares of common stock that are restricted as to transferability. These shares were valued at $117,000 ($0.09 per share). As of October 31, 2006, we owed Mr. Venters $36,575 for accrued unpaid salary in addition to the unpaid $25,000 loan,

 ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No
2.1	Stock Purchase Agreement for National Hotel Television Network, Inc. dated December 31, 2004 (*13)
2.2	Agreement and Plan of Reorganization with ALW Communications, Inc. dated December 31, 2004 (*13)
3.1(a)	Articles of Incorporation (*5)
3.1(b)	Articles of Amendment dated October 2, 2001(*3)
3.1(c)	Articles of Amendment dated April 9, 2002 (*1)
3.1(d)	Designation of Series A Convertible Preferred Stock (*3)(*4)
3.1(e)	Designation of Series B Convertible Preferred Stock (*2)
3.1(f)	Articles of Amendment dated February 25, 1992 (*5)
3.1(g)	Articles of Amendment Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated October 29, 2003 (*7)
3.1(h)	Amendment of Certificate of Incorporation effective February 7, 2007 (*17)
3.2	Bylaws (*5)
10.1	Securities Purchase Agreement with La Jolla Cove Investors, Inc. dated September 2002 (*9)
10.2	Registration Rights Agreement with La Jolla Cove Investors, Inc. dated September 2002 (*9)
10.3	7 ¾ % Convertible Note for $300,000 dated September 2002 (*9)
10.4	Warrant to Purchase Common Stock dated September 2002 (*9)
10.5	La Jolla Letter of Addendum dated September 2002 (*9)
10.6	Warrant to Purchase Common Stock dated October 2003 (*7)
10.6(a)	Letter of Clarification of Warrant (*10)
10.6(b)	Agreement of Settlement of La Jolla Cove Litigation dated October 2003 (*11)
10.7	Promissory Note to La Jolla Cove Investors, Inc. dated October 2003 (*7)
10.8	Chincholl Consulting Agreement dated September 2003 (*6)
10.8(a)	Chincholl Stock Option Agreement under Consulting Agreement dated February 2004 (*10)
10.9	Gross Consulting Agreement dated September 2003 (*6)
10.9(a)	Gross Stock Option Agreement under Consulting Agreement dated February 2004 (*10)
10.10	Convertible Promissory Note to Harold K. Terry dated April 2003 (*8)
10.11	Convertible Promissory Note to Harold K. Terry dated October 2003 (*10)
10.12	Strategic Alliance Agreement with UTEK Corporation dated November 2003 (*10)
10.13	Employment Agreement with Gordon Scott Venters dated October 10, 1997 (*5)
10.14	Employment Agreement with Gordon Scott Venters dated November 15, 2004 (*12)
10.15	Employment Agreement for Alec Lindenauer with Hotel TV, Inc. dated December 31, 2004 (*13)
10.16	Employment Agreement for Lou Wolfson with Hotel TV, Inc. dated December 31, 2004 (*13)
10.17	Letter of Intent with Mohammad R. Ahmadi and Integrated Media Systems, Inc. dated June 9, 2005 (*14)
10.18	Membership and Service Agreement between National Hotel Television Network D/B/A Citybuzz.tv and Citybuzz.tv dated September 6, 2005 (*15)
10.19	Membership and Service Agreement between Hotel TV, Inc. D/B/A Citybuzz.tv and Citybuzz.tv, Inc. dated September 6, 2005 (*15)
10.20	Membership and Service Agreement between Citybuzz.tv and National Hotel Television Network dated August 29, 2005 (*15)
10.21	Stock purchase Agreement with Integrated Media Systems, Inc. and Mohammad R. Ahmadi. dated August 8, 2006 (*16)
21.0	Subsidiaries of Registrant
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
(*1)	Incorporated by reference to our report on Form 8-K filed April 16, 2002
(*2)	Incorporated by reference to our report on Form 8-K filed July 15, 2002
(*3)	Incorporated by reference to our report on Form 8-K filed October 1, 2001
(*4)	Incorporated by reference to our report on Form 8-K filed March 23, 2001
(*5)	Incorporated by reference to our filing on Form 10-SB filed July 7, 2000
(*6)	Incorporated by reference to our S-8 filing of September 5, 2003
(*7)	Incorporated by reference to our report on Form 8-K filed October 31, 2003
(*8)	Incorporated by reference to our report on Form 10-QSB filed June 20, 2003
(*9)	Incorporated by reference to our report on Form 10-KSB filed February 13, 2003
(*10)	Incorporated by reference to our report on Form 10-KSB filed February 13, 2004
(*11)	Incorporated by reference to our SB-2/A filing of June 14, 2004
(*12)	Incorporated by reference to our report on Form 8-K filed November 18, 2004
(*13)	Incorporated by reference to our report on Form 8-K filed January 6, 2005
(*14)	Incorporated by reference to our report on Form 8-K filed June 10, 2005
(*15)	Incorporated by reference to our report on Form 10-QSB filed September 20, 2005
(*16)	Incorporated by reference to our report on Form 8-K filed on August 10, 2006
(*17)	Incorporated by reference to our Schedule 14C Definitive Information Statement filed January 16, 2007

(b) Reports on Form 8-K

            On August 10, 2006, we reported on Form 8-K, under Item 1.01, that we entered into a stock purchase agreement to acquire Be Media.
            On November 24, 2006, we reported on Form 8-K, under Item 8.01, that negotiations to acquire the outstanding stock of Integrated Media Systems, Inc. d/b/a Be Media ("Be Media") were terminated.

  ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The only professional services rendered by Michael F. Cronin, CPA to the Company for the fiscal years ended October 31, 2006 and October 31, 2005 were audit services, the fees for which were $5,000 for each year. Michael F. Cronin, CPA did not provide audit-related services, tax services or other services during either fiscal year.

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Balance Sheets as of October 31, 2006 and 2005	F-3
Statements of Operations for the years ended October 31, 2006 and 2005	F-4
Statements of Changes in Stockholders' Deficiency for the years ended October 31, 2006 and 2005	F-5
Statements of Cash Flows for the years ended October 31, 2006 and 2005	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 MICHAEL F. CRONIN
Certified Public Accountant

Board of Directors and Shareholders
Destination Television, Inc.
(formerly Magic Media Networks, Inc.)
Fort Lauderdale, Florida

I have audited the accompanying consolidated balance sheets of Destination Television, Inc. (formerly Magic Media Networks, Inc.) and subsidiaries (the "Company") as of October 31, 2006 and October 31, 2005 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Destination Teelevision, Inc. (formerly Magic Media Networks, Inc.) and subsidiaries as of October 31, 2006 and October 31, 2005 and the results of its operations, its cash flows and changes in stockholders' deficiency for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred total operating losses in the last two fiscal years, through October 31, 2006, of approximately $2,600,000. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. Its plan is included in Note 14 of the financial statements. The Company has primarily funded its operations through the sale of its common stock and proceeds of debt borrowings. There can be no assurance that the Company will be able to do so in the future, and, if so, provide it with sufficient capital and on terms favorable to the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise from the outcome of these uncertainties.

February 13, 2007

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant Orlando, Florida

DESTINATION TELEVISION, INC. (formerly Magic Media Networks, Inc.) Consolidated Balance Sheets

	October 31, 2006	October 31, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$12,044	$38,735
Cash - restricted	100,000	0

Total Current Assets	112,044	38,735

Property and equipment - net	106,834	165,992
Acquired amortizable intangible assets	2,380	2,680

Total Assets	$221,258	$207,407

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts and accrued expenses payable	$318,003	$247,022
Payroll taxes payable	268,409	171,104
Convertible notes payable - related party	400,000	200,000
Loans payable - related party	50,000	0
Loans payable - officer	25,000	0
Loans payable - other	25,000	0

Total Current Liabilities	1,086,412	618,126

Stockholders' Deficiency:
Preferred stock, Series B convertible ($0.0001 par value)
3,750,000 shares authorized and issued	150,000	150,000
Common stock ($0.0001 par value)
46,250,000 shares authorized
43,348,427 shares issued (38,194,257 in 2005)	5,656,295	4,829,288
Accumulated deficit	(6,638,116)	(5,323,340)
Deferred compensation	(33,333)	(66,667)

Total Stockholders' Deficiency	(865,154)	(410,719)

Total Liabilities and Stockholders' Deficiency	$221,258	$207,407

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC. (formerly MAGIC MEDIA NETWORKS, INC.) Consolidated Statements of Operations

	Year Ended
	October 31, 2006	October 31, 2005

Net sales	$15,499	$70,586

Selling, general and administrative expense	950,878	903,356
Consulting expense	85,307	209,805
Interest expense	264,090	36,896
Impairment of goodwill and long-lived assets	30,000	250,070

Total expenses	1,330,275	1,400,127

Net loss before income taxes	(1,314,776)	(1,329.541)

Income tax expense	0	0

Net loss	$(1,314,776)	$(1,329,541)

Basic and diluted loss per share	$(0.03)	$(0.04)

Weighted average common share equivalent outstanding	44,865,599	37,118,349

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC. (formerly Magic Media Networks, Inc.) Statement of Changes in Stockholders' Deficiency

	Common Stock		Series B Preferred Stock		Accumulated Deficit	Deferred Compensation	Total Stockholders' Deficiency

	Shares	Amount	Shares	Amount

Balance October 31, 2004	23,408,058	$3,282,177	3,750,000	$150,000	$(3,993,799)	$0	$(561,622)

Issued for cash	5,728,845	607,500
Issued for cash by exercise of stock options	2,250,000	225,000
Issued pursuant to employment agreement	1,000,000	100,000				(100,000)
Issued for services	3,175,000	271,500
Issued for conversion of note	1,250,000	125,000
Issued for fixed assets	100,000	10,000
Issued for acquisition of ALW Communications, Inc.	1,282,354	128,235
Extension of stock options for consulting services	0	79,875
Deferred compensation expense						33,333
Net loss for year ended October 31, 2005					(1,329,541)

Balance October 31, 2005	38,194,257	$4,829,288	3,750,000	$150,000	$(5,323,340)	$(66,667)	$(410,719)

Issued for cash	2,234,102	220,500
Issued for services	2,620,068	376,507
Issued in payment of liability	300,000	30,000
Beneficial conversion feature - notes	0	200,000
Deferred compensation expense						33,334
Net loss for year ended October 31, 2006					(1,314,776)

Balance October 31, 2006	43,348,427	$5,656,295	3,750,000	150,000	$(6,638,116)	$(33,333)	$(865,154)

 See accompanying notes to financial statements.

DESTINATATION TELEVISION, INC. (formerly Magic Media Networks, Inc.) Consolidated Statements of Cash Flows
	Year Ended
	October 31, 2006	October 31, 2005

Operating activities:
Net loss	$(1,314,776)	$(1,329,541)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	42,550	40,800
Recognition of deferred compensation	33,334	33,333
Stock issued for services	376,507	271,500
Discount arising from beneficial conversion feature
included in interest expense	200,000	0
Extension of stock options for consulting services	0	79,875
Impairment	30,000	250,070
Increase in restricted cash for payment of payroll taxes	(100,000)	0
Increase in payables and accrued expenses	198,286	143,695

Cash used by operating activities	(534,099)	(510,268)

Financing activities:
Proceeds from issuance of common stock	220,500	832,500
Proceeds convertible notes - related party	200,000	0
Proceeds loan payable - related party	50,000	0
Proceeds loan payable - officer	25,000	0
Proceeds loan payable - other	25,000	0
Repayment - note payable La Jolla Cove Investors	0	(300,000)

Cash generated by financing activities	520,500	532,500

Investing activities:
Acquisition of fixed assets	(13,092)	(95,472)
Acquisition of National Hotel Television Network	0	(100,000)
Acquisition of ALW Communications	0	(21,835)

Cash used by investing activities	(13,092)	(217,307)

Increase (decrease) in cash	(26,691)	(195,075)
Cash and cash equivalents - beginning	38,735	233,810

Cash and cash equivalents - ending	$12,044	$38,735

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.

 Summary of Significant Accounting Policies
 Fiscal Years Ended October 31, 2006 and October 31, 2005

Basis of Presentation

The consolidated financial statements include the accounts of Destination Television, Inc., a Delaware corporation (formerly Magic Media Networks, Inc.), and its wholly owned subsidiaries; Bar TV, Inc., Destination Television, Inc., a Florida corporation, and Hotel TV, Inc. Also included, from the date of acquisition (December 31, 2004) are the results of ALW Communications, Inc. and National Hotel Television Network, Inc. All significant inter-company account balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $42,250 and $40,500 for 2006 and 2005, respectively. A summary of fixed assets and the related accumulated depreciation is as follows:

	2006	2005

Equipment	$ 221,617	$ 238,525
Accumulated depreciation	(114,783)	(72,533)

Net	$ 106,834	$ 165,592

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

 Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2006 and October 31, 2005

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

    Impairment of Value of Fixed Assets

Upon completion of a review of certain fixed assets acquired in 2005 as they relate to the Company's revised business model, it was determined that a permanent impairment in the value of those assets had occurred. As a result, the accompanying consolidated statement of operations for the year ended October 31, 2006, reflects a write-down of fixed assets in the amount of $30,000.

   Write-down of Assets of ALW Communications and National Hotel Television Network

After a comprehensive review of the assets obtained in the acquisition of ALW Communications and National Hotel Television Network, and as a result of litigation commenced by the Company (See below: Note 9 - Acquisition of ALW Communications and National Hotel Television Network and Note 10 - Litigation - Lindenauer and Wolfson), it was determined that a permanent impairment of the value of the assets acquired had occurred. As a result, the accompanying consolidated statement of operations for the year ended October 31, 2005, reflects a write-down of goodwill in the amount of $250,070.

Revenue Recognition

The Company's revenue is derived from (1) subscription fees ("Subscription revenue") paid by network member locations that air the Company's network content and such revenue is recognized ratably over the term of the subscription agreement; and (2) the production and sale of custom advertising that is subsequently aired throughout the Company's TV networks. The Company's primary obligations are to produce a completed video clip ("Production revenue") and to air that clip on its networks for an initial 90-day period ("Air Time revenue"). Production revenue is recognized upon the delivery and acceptance of the produced piece while Air Time revenue is recognized ratably over the term of the advertising contract.

The Company accounts for revenue under the guidance provided by EITF 00-21 "Revenue Arrangements with Multiple Deliverables."   It only recognizes production revenue, separately from air time revenue, if it bills the advertising client separately for both elements, and if the customer has been so advised as part of its initial arrangement with the Company. In order to record the production revenue as a separate part of the advertising contract, billing rates, whether by the job or based on time and materials, must be presented to the advertising client for approval as part of the original contract. Video clips produced by the Company's art department have stand alone value and can be used for purposes other than to be aired on the Company's networks. Once completed and delivered to the client, the video clip is non-returnable and hence "not subject to a general right of return." Air time is recognized as revenue over the term of the advertising contract or proportionately by spots delivered, depending on the initial contract terms. The Company recognizes air time revenue as air time is delivered. If the client has not been informed that billing is separate for production and airtime, then all revenue from that contract is treated as air time revenue and is recognized as commercials are aired.  Since, the Company has always delivered airtime as contracted, management has determined that delivery of the airtime is "probable" and since the Company has control over its networks, the delivery of the airtime meets the criterion of "controlled by the Company."

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2006 and October 31, 2005

Summary of Significant Accounting Policies (Cont'd)

Stock Based Compensation

Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and EITF Issue No. 96-18,  "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Stock-based awards to employees are accounted for using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. The Company intends to adopt SFAS 123(R) using the "modified prospective" transition method beginning with the first quarter of 2006. Under this method, awards that are granted, modified, or settled after December 15, 2005, will be measured and accounted for in accordance with SFAS 123(R). In addition, beginning in the first quarter of 2006, expense must be recognized in the earnings statement for unvested awards that were granted prior to the adoption of SFAS 123(R). The expense will be based on the fair value determined at grant date under SFAS 123, "Accounting for Stock-Based Compensation."

There was no impact on the consolidated financial statements for the fiscal years ended October 31, 2006 and 2005, since no employee stock options were granted during those periods.

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments,â€  requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2006 and October 31, 2005

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

If the Company had generated earnings during the year ended October 31, 2006, 2.3 million common equivalent shares that would have been issuable upon conversion of the Company's convertible notes payable have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

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

Income Taxes

The Company must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of net deferred tax assets is dependent upon the Company generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry-forwards.

Management has determined it more likely than not that these timing differences will not materialize and has provided a valuation allowance against substantially all of the net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If the assessment of the deferred tax assets or the corresponding valuation allowance were to change, then the related adjustment to income would be recorded during the period in which the determination was made. The tax rate may also vary based on the Company's results and the mix of income or loss in domestic and foreign tax jurisdictions in which the Company operates.

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on its estimate of whether, and to the extent to which, additional taxes will be due. If it is ultimately determined that payment of these amounts is unnecessary, the liability will be reversed and a tax benefit will be recognized during the period in which it is determined that the liability is no longer necessary. An additional charge will be recorded in the provision for taxes in the period in which it is determined that the recorded tax liability is less than the ultimate assessment is expected to be.

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

Summary of Significant Accounting Policies
 Fiscal Years Ended October 31, 2006 and October 31, 2005

Summary of Significant Accounting Policies (Cont'd)

Accounting for Obligations and Instruments Potentially to be Settled in the Company's own Stock: The Company accounts for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock." This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

                Equity
              · Contracts that require physical settlement or net-share settlement; and
              · Contracts that give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

                Assets or Liabilities
              · Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the Company); and
              · Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

Summary of Significant Accounting Policies
 Fiscal Years Ended October 31, 2006 and October 31, 2005

Summary of Significant Accounting Policies (Cont'd)

In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term.

                Warrant Derivative Liabilities

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Selected Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company was the second quarter of the year ending October 31, 2006. The Company adopted SFAS No. 123(R) beginning in the quarter ending April 30, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although the adoption of SFAS No. 123(R) could have a material impact on the Company's financial position and results of operations, the potential impact from adopting this statement is being evaluated.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," - an Amendment of APB Opinion No. 29, which is effective for the Company starting July 1, 2005. In the past, the Company would have frequently been required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company's financial position, results of operations or cash flows.

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

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2006 and October 31, 2005

1. The Company

Destination Television, Inc. (the "Company") is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. By amendment of its certificate of incorporation, the Company's name was changed in 1999 to Magicinc.com and in April 2002 to Magic Media Networks, Inc. and in February 2007 to its current title. Through the period ended October 31, 1999, the Company devoted substantially all its efforts to reorganizing its financial affairs and settling its debt obligations. During the fiscal years ended October 31, 2000 and October 31, 2001, the Company was engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, the Company redirected its business focus to the development of a private television network, in high traffic locations such as bars and nightclubs. During the development process, the Company has received incidental revenue from the sale of advertising and the production of commercials. During fiscal year 2006, the Company conducted some of its operations through its wholly owned subsidiaries; Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc. which are Florida corporations that were formed in November 2002, August 2003 and November 2004, respectively.

2. Acquired Amortizable Intangible Assets

As of October 31, 2006, the Company invested $3,280 in establishing trademarks associated with its Bar TV concept. The Company amortizes the costs of these intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are also tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2007	$300
2008	300
2009	300
2010	300
Thereafter	1,180

Total expected annual amortization expense	$2,380

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2006 and October 31, 2005

(Notes to Financial Statements Cont'd)

3. Income Taxes

The Company has approximately $9,600,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2027. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2006	2005

The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0

Total currently payable	$0	$0

Deferred:
Federal	$404,250	$403,642
State	55,000	62,483

Total deferred	459,250	466,125
Less increase in allowance	(459,250)	(466,125)

Net deferred	0	0

Total income tax provision (benefit)	$0	$0

	2006	2005

Individual components of deferred taxes are as follows:

Deferred tax asset arising from net operating loss carry forwards	$3,723,245	$3,263,995

Total	3,723,245	3,263,995

Individual components of deferred tax allowance are as follows:

Deferred tax asset arising from net operating loss carry forwards	(3,723,245)	(3,263,995)

Total	(3,723,245)	(3,263,995)

Net Deferred Income Taxes	$0	$0

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Fiscal Years Ended October 31, 2006 and October 31, 2005

(Notes to Financial Statements Cont'd)

4. Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $54,000 for each of the years ended October 31, 2006 and October 31, 2005.

Equipment Leases

The Company leases computer, television and camera equipment for its operations. The leases are operating leases and generally are for a term of 48 months.  For the years ended October 31, 2006 and October 31, 2005, total lease expense was $8,521 and $18,210, respectively.

Future lease commitments are as follows:

For the years ending October 31,
2007	$ 1,602
Thereafter	0

$ 1,602

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provides for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock, at that time, which were restricted as to transferability. The shares were valued at $100,000, ($0.10 per share), which was charged to Deferred Compensation, to be expensed over the 36-month term of the agreement at $2,778 per month. In September 2006, Mr. Venters was issued, as additional compensation, 1,300,000 shares that are restricted as to transferability. These shares were valued at $117,000 ($0.09 per share). The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of October 31, 2006, Mr. Venters was owed $36,575 for accrued unpaid salary and $25,000, which he had loaned to the Company in August, 2006.

5. Cash - Restricted

In connection with the issuance by the Company in March 2006 of a secured convertible note, described below in Note 6 - Convertible Notes Payable, the proceeds were deposited in a restricted cash trust account to be used for payment of withheld payroll taxes.

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Fiscal Years Ended October 31, 2006 and October 31, 2005

(Notes to Financial Statements Cont'd)

6. Notes Payable

Convertible Notes Payable - Dr. Terry

On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note originally due April 15, 2004, which has been extended to April 15, 2005 and further extended to April 15, 2007. On October 12, 2003, the Company issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The maturity date of this note was extended to October 12, 2005 and further extended to October 12, 2007. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share.

On March 27, 2006, the Company issued a 6%, one-year, $100,000 secured convertible note to Dr. Terry for $100,000 cash.  The note is convertible into common stock at $0.10 per share. The note is collateralized by all of the Company's assets, both tangible and intangible and is restricted as to transferability. The proceeds of the note were to be used for payment of withheld payroll taxes.  See Note 5 - Cash - Restricted.

On May 10, 2006, the Company issued an additional 6%, one-year secured convertible note, restricted as to transferability, in the principal amount of $100,000 to Dr. Terry for $100,000 cash. The proceeds of the note were for working capital.

Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," the issuance of the March 27, 2006 $100,000 convertible note resulted in a discount being recorded in the amount of $100,000 arising from an embedded beneficial conversion feature. The note conversion formula provides for a $0.15 per share discount from fair market value. The total discount was limited to the principal amount of the note, $100,000, which was fully amortized as interest expense at the time of issuance of the note; correspondingly, Shareholders' equity - Common stock was increased by a like amount. The issuance of the May 10, 2006, $100,000 convertible note also resulted in a discount in the amount of $100,000 arising from an embedded beneficial conversion feature. The total discount was limited to the principal amount of the note, $100,000, which was fully amortized as interest expense at the time of issuance of the note; correspondingly, Shareholders' equity - Common stock was increased by a like amount.

The convertible notes have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

7. Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During fiscal year 2006, the Company issued a total of 2,234,102 shares of common stock for $220,500; of which 1,000,000 shares were sold to Dr. Harold Terry at $0.10 per share, as described below, Note 11- Related Party Transactions; and 1,234,102 were sold to other accredited investors at between $0.05 and $0.15 per share.

During fiscal year 2005, the Company issued a total of 7,978,845 shares of common stock for $832,500; of which 2,250,000 were by exercise of stock options at $0.10 per share, which were granted in September 2003; 4,275,000 were sold to Dr. Harold Terry at $0.10 per share, as described below, Note 11 - Related Party Transactions; and 1,453,845 were sold to other accredited investors at $0.10 and $0.14 per share.

Stock Issued for Services

During fiscal year 2006, the Company issued 2,620,068 shares of stock for services valued at $376,506.  The total issuances included 1,300,000 shares to the Company's President, that were valued at $117,000, or $0.09 per share; 100,000 shares as directors' fees (50,000 to Mr. Venters and 50,000 to Mr. Nugent) which were valued at $25,000, or $0.25 per share; and 1,220,068 for consulting and professional services and  to various employees and independent contractors, which were valued at $234,506, which represented the approximate market price at the time of issuance, ranging from $0.09 to $0.25 per share. In fiscal year 2005 the Company issued 4,175,000 shares for services valued at $371,500, which approximated market value. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Stock Issued for Payment of Liability

During the year ended October 31, 2006, the Company issued a total of 300,000 shares of common stock in payment of an account payable, which had originally been incurred for the purchase of television screens. The shares were valued at $0.10 per share or $30,000, the amount of the debt. These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Stock Issued for Equipment

No shares were issued in fiscal year 2006 for the purchase of equipment. In fiscal year 2005, the Company issued 100,000 shares of its common stock as partial payment for plasma televisions to be installed at Gym TV locations.  The shares were valued at $0.10 per share, for a total of $10,000, which was the approximate market value at the date of issuance. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Stock Issued for Acquisition

On December 31, 2004, the Company issued 1,282,354 shares of its common stock, valued at $128,235, for the acquisition of ALW Communications, Inc.  This stock issuance represented part of a transaction in which the Company also acquired National Hotel Television Network, Inc. The transaction is described below - Note 9 - Acquisition of ALW Communications and National Hotel Television Network and  in Note 10 - Litigation - Lindenauer and Wolfson.

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Fiscal Years Ended October 31, 2006 and October 31, 2005

(Notes to Financial Statements Cont'd)

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of October 31, 2006 and 2005, there were 3,750,000 shares of Series B Preferred Stock outstanding, Each share of Series B Preferred Stock is convertible into one share of common stock. As of October 31, 2006 the Company's potential aggregate obligations to issue common stock exceeded its authorized and unissued shares. On February 7, 2007 the shareholders approved an increase in authorized common stock to 200,000,000 shares. Under EITF 00-19 the Company would have been required to reclassify the Series B Preferred Stock from permanent equity. However, the subsequent approval of authorized shares as retroactively stated, provides sufficient authorized but unissued shares to meet all potential obligations to issue Common Stock which results in permanent equity classification for the Series B Preferred Stock.

DESTINATION TELEVISION, INC.

(formerly Magic Media Networks, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Fiscal Years Ended October 31, 2006 and October 31, 2005

(Notes to Financial Statements Cont'd)

8.  Common Stock Options and Warrants

The expiration date of 1,125,000 options that had previously been granted to consultants was extended to April 30, 2005 and their fair value was recalculated, resulting in a charge of $79,875 to Consulting Expense for the fiscal year ended October 31, 2005. In April 2005, those options were exercised at $0.10 per share, and the Company received $112,500.

The following table summarizes the option activity during the fiscal years ended October 31, 2005 and October 31, 2006.

	Weighted Average
	Shares		Exercise Price	Fair Value

Balance 11/1/04	12,250,000		$ 0.24	$ 0.04

Granted during 2005	0		-	-
Exercised during 2005	(2,250,000)		$ 0.10	$ 0.21
Lapsed during 2005	(10,000,000	)*	0.25	0.00

Balance 10/31/05	0		-	-

Granted during 2006	0		-	-
Exercised during 2006	0		-	-

Balance 10/31/06	0		-	-

No options or warrants were outstanding at October 31, 2005 and October 31, 2006.

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Fiscal Years Ended October 31, 2006 and October 31, 2005

(Notes to Financial Statements Cont'd)

9. Acquisition of ALW Communications and National Hotel Television

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

In May 2005, the Company commenced a lawsuit regarding its acquisition of ALW and NHN (Note 10 - Litigation - Lindenauer and Wolfson). In accordance with the Company's policy, it considered the commencement of this lawsuit an event that may have indicated a change in the carrying value of the acquired assets. After review, the Company determined that a permanent impairment of the value of the assets acquired had occurred, as described above in  Summary of Significant Accounting Policies Impairment of Long-lived Assets, Write-down of Assets of ALW Communications and National Hotel Television Network . As a result, the accompanying consolidated statement of operations for the year ended October 31, 2005 reflects the write-down of goodwill in the amount of $250,070.

10. Litigation

More + Life, Inc.

In April 2006, the Company was sued in an action entitled More + Life, Inc., Aaron Gorinstein and Max Neuman v. Magic Media Networks, Inc. and Destination Television, Inc.  (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No.06 -004046), for breach of contract. The complaint asserts damages of $53,000 related to advertising materials provided by the Company. The suit also requests injunctive relief related to the removal of restrictive legends on securities purchased from the Company in a private transaction. The Company has agreed to remove the restrictive legends and as to the remaining claims, the Company has submitted an answer. Although, the case is still in the deposition stage, the Company has accrued $10,000 as expense in connection with the possible outcome of this litigation.

Franco

In March 2004, the Company was sued in an action entitled Domenic Franco v. Magic Media Networks, Inc. (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No. CACE 04 -004093), regarding the payment for investor relations services. The plaintiff alleged breach of contract in the Company's failure to issue shares of its stock for the services allegedly rendered.  In July 2006, plaintiff was awarded judgment against the Company and. in August 2006 the Company paid $50,000 in full settlement of the judgment.

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Fiscal Years Ended October 31, 2006 and October 31, 2005

(Notes to Financial Statements Cont'd)

Lindenauer and Wolfson

On May 13, 2005, the Company commenced an action entitled Magic Media Networks, Inc. v. Alec M. Lindenauer and Louis T. Wolfson (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No. CACE 05-007429) regarding its acquisition on December 31, 2004 of ALW Communications, Inc. ("ALW") and National Hotel Television Network, Inc. ("NHN").  In June 2006, this case was settled with the exchange of mutual releases and the payment of $25,000 by a third-party to the Company.

11. Related Party Transactions

Dr. Harold Terry, a major shareholder of the Company's common stock, in fiscal year 2006 acquired, for $100,000 cash, 1,000,000 shares of the Company's common stock at $0.10 per share. In fiscal year 2005, he acquired 4,275,000 shares of common stock from the Company at $0.10 per share, for cash consideration of $427,500. The shares are restricted as to transferability. Also, in fiscal year 2005, Dr. Terry converted a $125,000 convertible promissory note, which was issued in October 2004, in exchange for 1,250,000 shares of common stock. Dr. Terry owns $400,000 of the Company's 6% convertible notes, of which $200,000 were issued in fiscal year 2006 and are secured by all of the Company's assets. Additionally, in fiscal year 2006, Dr. Terry made $50,000 of unsecured loans to the Company. The Company's convertible Notes Payable are described above in Note 6 - Notes Payable- Convertible Notes Payable - Dr. Terry.  The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. As of October 31, 2006 and October 31, 2005, the Company owed Dr. Terry for accrued rent $207,000 and $153,000, respectively and for accrued interest in the amounts of $46,249 and $27,735, respectively. These amounts are included in the accompanying balance sheets as accounts and accrued expenses payable.

Subsequent to the end of fiscal year 2006, in November 2006, Dr. Terry acquired 750,000 additional shares of the Company's common stock for $60,000.

On February 28, 2006, the Company issued 50,000 shares to each of its two directors as payment for service as directors. The shares were valued at $0.25 per share or a total of $12,500 for each director. The shares are restricted as to transferability.

In November 2004, Gordon Scott Venters, entered into a new three-year employment agreement with the Company, which is described above in Note 4 -Commitments-Employment Agreements.  In September 2006, Mr. Venters was issued, as additional compensation, 1,300,000 shares that are restricted as to transferability. These shares were valued at $117,000 ($0.09 per share).   As of October 31, 2006, Mr. Venters was owed $36,575 for accrued unpaid salary and $25,000, which he had loaned to the Company in August, 2006.

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Fiscal Years Ended October 31, 2006 and October 31, 2005

(Notes to Financial Statements Cont'd)

12. Supplemental Cash Flow Information

Selected non-cash investing and financing activities are summarized as follows:

	2006	2005

Equipment purchased with common stock	$ 0	$ 10,000
Stock issued for services	376,506	271,500
Stock issued for payment of liability	30,000	0
Options issued for services	0	79,875

13. Subsequent Events

In November and December 2006, the Company issued 950,000 shares of restricted common stock, 750,000 of which were issued to Dr. Harold K. Terry for $60,000 cash and 200,000 shares were issued to a consultant for services. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

In January 2007, the Company's board of directors and majority shareholders approved an amendment to the Company's certificate of incorporation to change the Company's name to Destination Television, Inc. and to increase the authorized shares of common stock to 200 million shares. In February 2007, the amendment became effective.

14. Ability to Continue as a Going Concern and Management Plan

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only nominal revenue in the ordinary course of its business. The lack of sales and recurring losses from operations, lack of working capital and shareholders' deficiency and delinquent payroll taxes raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity or debt funding to allow it to pursue its business plan which involves the sale of advertising on the Company's Bar TV, Gym TV and Hotel TV networks and affiliated networks and the possible acquisition of companies in related or unrelated businesses. The Company intends to increase its revenues by retaining or acquiring sales organizations to attract national advertisers; to negotiate a plan of payment of its payroll tax liability and to reduce its fixed cash operating expenses so that sales exceed the Company's fixed expenses. If the Company is unable to raise additional capital it may be required to curtail its operations, abandon its business plan, or file for reorganization or liquidation.

  SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2007	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer and principal accounting officer) and Director

February 13, 2007		/s/ Todd Nugent

Todd Nugent, Director