Form 10QSB
period 2007-01-31
DESTINATION TELEVISION, INC.
filed 2007-03-22
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended January 31, 2007

000-29921

Commission file number

DESTINATION TELEVISION, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	65-0494581

(State of incorporation)	(IRS Employer Identification Number)

530 North Federal Highway Fort Lauderdale, Florida 33301

(Address of principal executive office)

(954) 332-6600

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

 Yes [  ] No  [X]

Applicable only to corporate issuers
As of March 19, 2006 (the most recent practicable date), there were 45,148,427 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

DESTINATION TELEVISION, INC. FORM 10-QSB TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I

 FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

DESTINATION TELEVISION, INC. Consolidated Balance Sheets

	January 31, 2007 (unaudited)	October 31, 2006

ASSETS

Current Assets:
Cash and cash equivalents	$22,386	$12,044
Cash - restricted	100,000	100,000

Total Current Assets	122,386	112,044

Property and equipment - net	103,514	106,834
Acquired amortizable intangible assets	2,305	2,380

Total Assets	$228,205	$221,258

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts and accrued expenses payable	$397,425	$318,003
Payroll taxes payable	280,305	268,409
Convertible notes payable - related party	400,000	400,000
Loans payable - related party	50,000	50,000
Loans payable - officer	25,000	25,000
Loans payable - other	25,000	25,000

Total Current Liabilities	1,177,730	1,086,412

Stockholders' Deficiency
Preferred stock, Series B convertible ($0.0001 par value) 3,750,000 shares authorized and issued	150,000	150,000
Common stock
46,250,000 ($0.0001 par value) shares authorized
44,298,427 shares issued (43,348,427 in 2006)	5,728,295	5,656,295
Accumulated deficit	(6,802,820)	(6,638,116)
Deferred compensation	(25,000)	(33,333)

Total Stockholders' Deficiency	(949,525)	(865,154)

Total Liabilities and Stockholders' Deficiency	$228,205	$221,258

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

DESTINATION TELEVISION, INC. Consolidated Statements of Operations

	Three Months Ended
	January 31, 2007 (unaudited)		January 31, 2006 (unaudited)

Net sales		$7,738		$5,135

Selling, general and administrative expenses		157,693		186,215

Interest expense		14,750		8,000

Total expenses		172,443		194,215

Net loss before income taxes		(164,705)		(189,080)

Income tax expense		0		0

Net loss		$(164,705)		$(189,080)

Basic and diluted loss per share	$	(NIL )	$	(NIL )

Weighted average common share equivalent outstanding		47,863,644		43,135,188

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

DESTINATION TELEVISION, INC. Consolidated Statements of Cash Flows

	Three Months Ended
	January 31, 2007 (unaudited)	January 31, 2006 (unaudited)

Operating activities:
Net loss	$(164,705)	$(189,080)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	6,575	10,325
Stock issued for services	12,000	32,007
Recognition of deferred compensation	8,333	8,333
Increase in payables and accrued expenses	91,318	43,533
Increase in other operating assets	0	(2,954)

Cash used by operating activities	(46,479)	(97,836)

Financing activities:
Proceeds from issuance of common stock	60,000	100,000

Cash generated by financing activities	60,000	100,000

Investing activities:
Acquisition of fixed assets	(3,179)	(1,047)

Cash used by investing activities	(3,179)	(1,047)

Increase in cash	10,342	1,117
Cash and cash equivalents - beginning	12,044	38,735

Cash and cash equivalents - ending	$22,386	$39,852

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

 DESTINATION TELEVISION, INC.
 Notes to Interim Consolidated Financial Statements
 January 31, 2007
 (Unaudited)

Note 1 - Basis of Presentation

            The interim consolidated financial statements of Destination Television, Inc. ("the Company") include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States for complete financial statements. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's October 31, 2006 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to financial statements which appear in that report. The consolidated financial statements include the results of the Company's wholly-owned subsidiaries; Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc., which were incorporated in Florida in November 2002, August 2003, and November 2004, respectively. Also included, from the date of acquisition (December 31, 2004) are the results of ALW Communications, Inc. and National Hotel Television Network, Inc. All significant inter-company account balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Note 2 - Cash - Restricted

            In connection with the issuance by the Company in March 2006 of a secured convertible note, described below in Note 3 - Notes Payable - Convertible Note Payable, the proceeds were deposited in a restricted cash trust account to be used for payment of withheld payroll taxes.

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

Note 4 - Stockholders' Deficiency

            Stock Issued for Cash

            During the three months ended January 31, 2007, the Company issued 750,000 shares of common stock to Dr. Terry for $60,000 or $0.08 per share. These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Stock Issued for Services

            During the three months ended January 31, 2007, the Company issued 200,000 shares of common stock to an investment relations firm for consulting services. The shares were valued at $12,000 or $0.06 per share which was representative of the approximate market value at the date of issuance. These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Note 5 - Commitments

            Facilities

            The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 for each of the three months ended January 31, 2007 and January 31, 2006.

            Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provides for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock, at that time, which were restricted as to transferability. The shares were valued at $100,000, ($0.10 per share), which was charged to Deferred Compensation, to be expensed over the 36-month term of the agreement at $2,778 per month. In September 2006, Mr. Venters was issued, as additional compensation, 1,300,000 shares that are restricted as to transferability. These shares were valued at $117,000 ($0.09 per share). The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of January 31, 2007, Mr. Venters was owed $73,233 for accrued unpaid salary and an additional $25,000, which he had loaned to the Company in August, 2006.

Note 6 - Related Party Transactions

            In November 2006, Dr. Harold Terry, a major shareholder of the Company's common stock, acquired 750,000 shares of common stock from the Company for cash consideration of $60,000. The shares, which are restricted as to transferability, were issued at $0.08 per share. His ownership of the Company's convertible notes payable is described above Note 3 - Notes Payable - Convertible Notes Payable - Dr. Terry. The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Additionally, in fiscal year 2006, Dr. Terry made $50,000 of unsecured loans to the Company. As of January 31, 2007 and October 31, 2006, the Company owed Dr. Terry for accrued rent, $220,500 and $207,000, respectively; and for accrued interest, $52,999 and $46,249, respectively. These amounts are included in the accompanying balance sheets as accounts and accrued expenses payable.

            Subsequent to the quarter ended January 31, 2007, in February 2007, Dr. Terry made an additional $25,000 unsecured loan to the Company.

            In November 2004, Gordon Scott Venters, entered into a new three-year employment agreement with the Company, which is described above in Note 5 -Commitments-Employment Agreements.  As of January 31, 2007, Mr.Venters was owed $73,233 for accrued unpaid salary and an additional $25,000, which he had loaned to the Company in August, 2006.

            Subsequent to the quarter ended January 31, 2007, in February 2007, Mr. Venters made an additional $5,000 unsecured loan to the Company.

Note 7 - Litigation

            In April 2006, the Company was sued in an action entitled More + Life, Inc., Aaron Gorinstein and Max Neuman v. Magic Media Networks, Inc. and Destination Television, Inc.  (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No.06 -004046), for breach of contract. The complaint asserted damages of $53,000 related to advertising materials provided by the Company. In February 2007, the Company settled the litigation by payment of $25,000 to the plaintiffs. The Company had accrued $10,000 as contingent expense related to the litigation in the fiscal year ended October 31, 2006. The balance of $15,000 was accrued as additional expense for the three months ended January 31, 2007.

            Upon settlement of this lawsuit in February 2007, the Company was not involved in any litigation.

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

Note 9 - Subsequent Event

            In February 2007, an amendment to the Company's certificate of incorporation became effective, which changed the name of the Company to Destination Television, Inc. and increased the number of authorized shares of common stock to 200 million shares.

            In March 2007, the Company issued for $25,500 cash, 850,000 shares of its common stock that are restricted as to transferability.

            Also, in March 2007, the Company entered into letters of intent to acquire Charter Digital Media Inc. and American Broadcast Group LLC, both of which are sales organizations in the digital signage industry. Completion of the acquisitions is subject to execution of definitive agreements.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 GENERAL

            Destination Television, Inc. ("we" or "the Company") is a media production, promotion and distribution company focused primarily on the out-of-home (OOH) digital signage industry. We provide remote, custom edited content and advertising delivery platforms to high traffic OOH locations and deliver national, regional, and local advertising and short format entertainment content. In addition, we have agreements with associated national networks which grant them the right to place national advertisements on our networks and, reciprocally, grant our networks the right to place national ads on their networks. We currently have reciprocal relationships with national networks, Hollywood Video, Movie Gallery, Wild Blue Yonder on Frontier Airlines; the GETV networks; MJM Sports; and the Boondoggle sports networks.

            On December 5, 2006, we received our registered trademark status for Destination Television® with the United States Patent and Trademark Office (Registration Number #3,179,292) under Section 038 of narrowcast media/audio in out-of- home locations.

            Our core business is the implementation of digital signage in high traffic OOH destinations. We are implementing agreements for additional revenue streams for our company as an out-of-home national network syndicator by cross-platforming or providing national advertising on third-party national OOH networks.

            Destination Television currently broadcasts Bar TV, Gym TV and Hotel TV, which air first run movie trailers and new music videos that are strategically placed next to quality digital advertising, creating our unique brand of "advertainment". We intend to bring this content platform to our associated national networks creating a uniform Destination Television "Signature" throughout the United States in high traffic OOH locations.

            Our primary business is the creating and implementing out-of-home distribution network platforms and the syndicating third-party OOH national networks to reach captive audience viewers, primarily in high traffic OOH leisure destinations. We provide proprietary advertising and marketing concepts and strategies, which we produce, as well as advertising content provided by us or our advertisers. Our flexible digital network platforms allow for content that can be specific for each targeted demographic group, time of day and monitor and measure frequency and rotation of those ads and messages. We promote our networks as being able to increase exposure and brand recognition and strengthen the influence of consumer purchasing decisions, both at the point-of-purchase as well as at the retail level. Our digital technology and premium locations can provide advertisers with instant delivery and flexibility of content that can be unique to each location, which allows our clients the ability to change their programming or select a specific location to target-market potential consumers. Our private television networks are not currently regulated by the FCC, which offers distribution opportunities to companies that are unable to advertise their products on conventional networks or cable television.

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

            Previously our revenue was solely derived from the production and sale of custom advertising and the subsequent airing of the ads on our Bar TV, Gym TV and Hotel TV networks and in the future, we expect revenue from advertisers from third-party OOH national networks. We have begun to receive our first revenues from national advertisers.

            We offer locations a turnkey solution consisting of hardware, software, location programmed content, entertainment and advertiser content and if necessary and economically viable, television monitors to distribute our programming.

            Our executive offices are located at 530 North Federal Highway, Fort Lauderdale, Florida 33301 and our telephone number is (954) 332-6600. Our website address is www.destinationtelevision.com.

Strategy

            We have revised our business model to concentrate on high traffic leisure OOH locations, of "leisure destinations driving traffic to retail locations." We have developed relationships with leisure destinations such as bars, taverns and nightclubs; gyms and health clubs, video stores and in hotels and resorts in desirable tourist areas.

            Destination Television's digital signage networks broadcast first-run movie trailers and new music videos. The abbreviated short content format is designed for the specific demographic of these high traffic OOH environments.

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

            Beginning in January 2007, we have consolidated our operations and re-positioned our company as a media production, promotion and distribution company focused primarily on the out-of-home digital signage industry.

            We intend to focus our core operations on executing joint agreements with other companies and licensing from them certain rights to their pre-existing OOH digital networks for the placement of mutually beneficial advertisements in their high traffic captive audience locations.

            We have secured new bar, gym, hotel, airline, gaming and video store locations through these agreements, which are referred to in the advertising industry as OOH  areas of dominant influence (ADI's) and we intend to secure additional agreements for OOH digital locations in these major DMI's. We believe that by increasing our portfolio of these OOH digital locations, we will be able to enter into substantive third party agreements with major advertising agencies, media representation firms and other independent contractors interested in purchasing national, regional and local advertising slots on "clusters" of OOH television network platforms.

            We plan to actively solicit advertising agencies and customers for our networks, and expand locations aggressively until we have or achieve sufficient locations to draw critical mass for national advertisers. We believe we can acquire certain national commercials via "promo only" while we are expanding our networks and locations leveraging those national brands, and in the future replace them with paying national advertisements. In addition, we intend to derive a substantial portion of our revenues from strategic alliances and agreements with retail locations, whereby the product or service at the location agrees to pay for co-op advertising. We have begun to obtain agreements from locations that will pay us a monthly subscription fee for the services they receive on being on the network(s). New locations will pay a monthly fee per location in exchange for custom advertisement of the location's brand, product or service to its customers.

            We are retiring, consolidating and implementing new locations as a result of the cancellation of beta test locations or conversion to our subscription based service. We previously had a total of approximately 53 locations installed and broadcasting Bar TV on a daily basis that have up until now served as the beta test for the advertising platform. We believe that this beta test of anchor locations established our regional footprint in the Southeast Florida corridor and provided us with information to solicit new locations for our subscription based service. We intend to re-solicit these markets on the new subscription based service. Some of these locations are not actively engaged in our network and may be removed by us, may discontinue their association with Bar TV, or may again become active participants. Our revised business model is now focused on appealing to regional and national chains as a subscription based service in contrast to pursuing individual locations.

            We believe that our business model can only be successful if we are able to attract enough subscribers and locations to reach critical mass in order to attract national and major regional advertisers that are interested in reaching the demographics of our advertiser platforms. In order to accomplish this goal, we must continue to place our broadcasts in high traffic OOH locations in entertainment and retail districts throughout the United States. There is no assurance that we will able to enter into agreements with a sufficient number of business locations to interest the advertisers that we are seeking.

            In order to interest viewers to watch our monitors and see and pay attention to our advertisements, we must provide entertaining content. We believe our advertainment platform is the correct mix of short content entertainment and advertisements; however there can be no assurance that the general public will embrace this format. Just as an "ads-only" channel has not proven to be popular, we believe that to be successful in presenting advertisements, we must provide some form of entertainment and we have chosen first-run motion picture trailers and new music videos mixed with quality digital advertisements to create our unique brand of "advertainment." We have not taken any surveys as to whether our locations' patrons like being exposed to ads or movie trailers or music videos.

            We utilize as "backbone" or "core" content, movie trailers of first-run motion pictures from the major motion picture studios, including Twentieth Century Fox, Columbia Pictures, MGM, Warner Bros., Paramount Pictures, Dreamworks and Universal, highlighting upcoming releases, and new music videos from the major record labels including Geffen, Universal Atlantic, Capitol, EMI, Epic, Electra, Def Jam, Island, J Records and Maverick. The movie trailers, which are rated as suitable for general audiences, are supplied to us, without charge, by EPK.TV, a division of DBS InteleStream, Fahlgren Entertainment, Inc.., and Alliance, an Atlanta based entertainment oriented advertising and public relations agency.

            Fahlgren Entertainment, Inc. has agreements with the studios to receive print and ad ("P & A") marketing materials, which they provide to third-party entertainment companies, such as our company, to promote upcoming theatrical releases. The music videos, which are promotions for upcoming album releases, are provided to us for promotional purposes, as well.

            We then schedule local, regional and national advertisements, before and after the filmed movie trailers.  Because music is generally played in some of our locations by disk jockeys or juke boxes, it is necessary that some of our broadcasts of movie trailers and music videos and ads be graphically intensive and sometimes aired without sound.

            We currently do not receive any direct revenues from these trailers and videos, but are free to use them as core content in our broadcasts to the locations that comprise our network. However, a recent industry shift is appearing where the "promo-only" music videos are now being represented to the OOH marketplace as "content," whereas the distributors of this content may in the future expect a monthly fee per location.

            We previously had Gym TV beta test locations, except that in addition to providing the businesses with free advertisements, we entered into agreements to pay the locations, on a pro-rata basis, from 10% to 33% of the gross ad revenue. We may or may not continue revenue sharing when a national rollout of the Gym TV network is implemented. We are currently "rolling up" those locations upon expiration of their agreements or as soon as practicable.

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

            Our advertising monitors play a repeating or looping sequence of advertising and programming.  As currently configured, a broadcast consists of approximately 60 thirty-second advertising spots per hour.  The broadcast in each specific area can support 480 thirty-second daily airing slots, including entertainment spots, on the forward storage media player installed at each location. New technology has been announced that may make available to us a high definition broadcast and provide increased storage and broadcast quality. We have researched this technology and elected to convert all current locations to the forward storage media player, and on all new installations, and to deliver content terrestrially via the Internet.

            Installation costs for a new site include the cost of acquiring hardware and the cost of installing equipment.  The fully installed average per site cost for a typical location with a single video monitor is approximately $800.  Some sites may contain multiple monitors that would be supported from a single forward storage media player.

            We secure three to five year location agreements. We do not permit ads of competing bars, gyms, hotels, video stores or airlines to be broadcast to the locations on our network.  The location establishment is responsible for supplying electricity to the equipment and keeping the designated monitor on, during normal business hours. As compensation for allowing us to place our monitors or networks in their business location, which at present is generally a busy bar, tavern, nightclub, gym, or hotel, the location receives monthly advertising spots. We usually provide the business location with at least four times the advertisements that air, and at least four times per hour. The location may display its monthly event calendar, five-second static ad and photo gallery, or the locations' products or services that are all updated monthly, at a cost of $199.00 a month per location.

            Advertising Sales

            Our strategy is to derive a significant portion of our revenue from advertisements placed on our network and affiliated networks.  We are attempting to procure national advertisers, primarily through advertising and promotion agencies and public relations firms that have the ability to direct promotion funds to our networks. Examples of industries that are constantly having special promotions are the automobile, fashion and entertainment industries. We are also seeking advertisers that are looking for alternate media to promote their products that are limited by law or tradition as to their advertising options. We also look for opportunities for advertisers whose products can be sold immediately on an impulse basis such as beverages in a Bar TV location and health foods and supplements in Gym TV locations. Recent surveys have shown that 61% of people leaving gym locations make an immediate purchase, with 55% purchasing goods from a supermarket or drugstore (source: Health Club Panel). We intend to target advertisers that relate to this mentality of "leisure destinations driving traffic to retail locations," as we have implemented this tag line in our marketing efforts.

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

Competition

            Competition for advertisers is intense. We will be competing with similar networks and also with radio, television and cable companies and other forms of advertising including newspapers, magazines, the Internet, direct mail and billboards. We believe that our strategy of offering advertising in leisure destinations provides particular advertisers with access to a select clientele at attractive rates with favorable brand recall and significant point-of-purchase potential. We expect to compete with these forms of advertising on the basis of price and our ability to reach potential customers at the point-of-purchase. A large number of companies that provide advertising in the point-of-purchase segment of the advertising industry and other sectors have significantly greater financial, marketing, technical and other resources than we have. Potential competitors may be able to devote greater resources to marketing promotional campaigns, adopt more aggressive pricing policies and devote more resources to technology than we can. Increased competition may reduce our market share and may require us to reduce advertising rates and therefore lower our operating margins. We may not be able to compete successfully against current and future competitors. There can be no assurances that we will be able to obtain the desired results from our business strategy or to be profitable.

            Bar TV and Gym TV

            We plan to aggressively expand the Bar TV concept, which is directed at a specific demographic population focused on chain or multiple location bars, taverns and entertainment destinations. We look to work with the locations utilizing their pre-existing marketing materials, logos and websites to create their digital signage signature and to work with their vendors to provide us with early advertisement and promotion tie-ins on the network. We plan to convert suitable current locations to a forward storage media player and a monthly subscription service fee.  We have completed the beta testing of our Gym TV network at locations with Gold's Gym franchisees and World Gyms and independent gyms throughout Florida. We have attended the National Fitness Trade Shows, and were able to execute new agreements for Gym TV locations in several additional states as part of our currently planed national rollout. We are converting suitable current locations to a forward storage media player and a monthly subscription service fee. We now broadcast to approximately 34 locations and are awaiting installation of our equipment at approximately 19 new additional facilities. In June 2006, Gym TV presented at the Club Industry East Trade Show. Gym TV signed at that convention new Gym TV locations as subscribers for Gym TV. We are currently following up on national chains and intend to expand Gym TV as a subscription service. We believe that upon obtaining critical mass, manufacturers and retailers that market health related products such as vitamins, health foods, bicycles, athletic equipment and sporting events will consider directing part of their promotional/advertising budget to a specific sector of the population. We believe that the health club/gym market is well suited to our concept of "leisure destinations driving traffic to retail locations."

            In addition to having made application to register the trademark for Bar TV™, we have made application to register the trademark of the Gym TV™ and Hotel TV™ brands with the United States Patent and Trademark Office under Section 038 of narrowcast media/audio in out-of- home locations.

            Hotel TV

            Acquisition of National Hotel Network and ALW Communications

            On December 31, 2004, we completed the acquisition of all of the issued and outstanding stock of National Hotel Network, Inc. ("NHN") and ALW Communications, Inc. ("ALW"). We planned to integrate the new acquisitions, under the brand Hotel TV, Inc., with our existing operations, Bar TV and Gym TV so as to offer national advertisers an opportunity to reach a targeted audience at leisure destinations at relatively reasonable advertising rates. In May 2005, we commenced a lawsuit regarding the acquisition of ALW and NHN. The lawsuit was settled in June 2006 with payment to us of $25,000 by a third-party, and the exchange of mutual releases.

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

           Letter of Intent to Acquire Charter Digital Media Inc. and American Broadcast Group LLC

            In March 2007, we entered into separate letters of intent to acquire Charter Digital Media Inc., a national representative for digital signage and American Broadcast Group LLC, a local and regional digital signage company. Both agreements are subject to approval by the parties of definitive acquisition agreements that will include various conditions. There can be no assurance that we will be successful in negotiating a definitive agreement or achieving completion of the proposed transactions.

RESULTS OF OPERATIONS

Critical Accounting Policies

            The following critical accounting policies are important to the portrayal of our company's financial condition and results.

Revenue Recognition:

            Our revenue is derived from (1) subscription fees ("Subscription revenue") paid by network member locations that air our network content and such revenue is recorded ratably over the term of the subscription agreement; and (2) the production and sale of custom advertising and pre-produced local, regional and national advertising that is subsequently aired throughout our TV networks. Production revenue is recognized upon the delivery and acceptance of the produced piece while Air Time revenue is recognized ratably over the term of the advertising contract.

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

Valuation of Long-Lived Assets:

            We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

Results of operations for the Three Months Ending January 31, 2007 and January 31, 2006

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

 Sales and Other Revenues

             In the three months ending January 31, 2007, we had incidental sales in the nominal amount of $7,738. This compares to the nominal sales of $5,135 in the three months ended January 31, 2006. Our sales in both periods were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations to attract national and regional advertisers and/or complete the acquisitions of sales agents Charter Digital Media Inc. and American Broadcast Group LLC. Sales efforts in the period ended January 31, 2007 were hindered, as management concentrated its efforts on completing the acquisition of BeMedia, which was not consummated and negotiations were terminated during the quarter.

Expenses

             Selling, general and administrative expenses for the fiscal quarter ended January 31, 2007 decreased $28,522 or 15% to $157,693 from $186,215 in the fiscal three months ended January 31, 2006. Included in the 2007 quarter were expenses totaling $12,000 paid for in stock, in lieu of cash, compared to $40,340 of similar expenses paid for in the 2006 quarter. Included in both periods were officer's salaries, $36,658, accrued but unpaid, in the 2007 quarter, compared to $34,913 in the 2006 period. Accrued rent expense was $13,500 in both periods. Depreciation and amortization expense, for the fiscal 2007 quarter was $6,575, which was a decrease of $3,750 from $10,325 in the 2006 fiscal quarter. Also included in the January 31, 2007 quarter was $15,000 as an additional accrued expense in settlement of the More + Life litigation.

            Interest expense increased $6,750 to $14,750 in the fiscal quarter ended January 31, 2007 from $8,000 in the fiscal quarter ended January 31, 2006. Interest expense in the 2007 quarter consisted of interest on loans payable and convertible notes payable to Dr. Terry and accrued interest payable on unpaid payroll taxes.

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

Losses

            Our net loss before taxes for the fiscal quarter ended January 31, 2007 decreased $24,375, or 13%, to $164,705 from $189,080 in the comparable fiscal 2006 quarter. This decrease in loss before taxes was the result of an increase in nominal revenues of $2,603 and a decrease of selling, general and administrative expenses of $28,522, which were offset by an increase of interest expense of $6,750.

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

 Loss per Share

            The basic and diluted loss per share of common stock was $Nil (less than $0.005) in both the fiscal quarter ended January 31, 2007 and the fiscal quarter ended January 31, 2006. The loss per share, in both periods, was computed by dividing the net loss, by the weighted average common shares outstanding. In the fiscal 2007 quarter, the weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 47,863,644 compared to 43,135,188 in the fiscal year 2006 quarter. For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

Impact of Inflation

             It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

 Liquidity and Capital Resources

             We have not generated cash from operations in the period November 1, 1999 through January 31, 2007. Operating activities consumed cash of $46,479 in the fiscal quarter ended January 31, 2007 and $97,836 in the fiscal quarter ended January 31, 2006.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During the fiscal quarter ended January 31, 2007, our financing activities provided total funds of $60,000. Similarly, our financing activities provided total funds of $100,000 in the January 31, 2006 fiscal quarter. During fiscal years 2006, and 2005, our financing activities provided total funds of $520,500 and $532,500, respectively.

            Our liabilities, all of which are current liabilities (due within one year), totaled approximately $1,177,730 at January 31, 2007.  Of that amount, $475,000 plus accrued interest of $52,999 was owed to Dr. Terry. The $450,000 of principal consists of: $400,000 in the form of 6% convertible notes, $200,000 of which is secured by all of our assets; and $75,000 in 6% non-convertible unsecured loans. Additionally, we owed Dr. Terry $220,500 for accrued rent. Our other major liability is for payroll taxes, which has increased to approximately $280,000, including interest and penalties, at January 31, 2007. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities, but to date, there has been no progress. There is no assurance that we will be able to reach a settlement of our payroll tax liabilities acceptable to us.

            We have funded our cash needs during the last several fiscal years through the issuance of our common stock and convertible notes, for cash. We also used our common stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next 12 months through the sale of additional shares of our common stock and/or convertible securities.

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

Ability to Continue as a Going Concern and Management Plan

            Our financial statements have been prepared assuming that we will continue as a going concern. We have generated only nominal revenue in the ordinary course of our business. The lack of sales and recurring losses, lack of working capital, shareholders' deficiency and delinquent payroll taxes raise substantial doubt about our ability to continue as a going concern. Our management's plan in regard to these matters is to seek further equity or debt funding to allow us to pursue our business plan which involves the sale of advertising on our Bar TV, Gym TV and Hotel TV networks; the licensing of and affiliation with other networks; and the possible acquisition of companies in related or unrelated businesses. We intend to increase our revenues by concentrating our sales efforts on attracting national advertisers to our Gym TV network and other networks; to negotiate a plan of payment of our payroll tax liability and to reduce our fixed cash operating expenses so that sales exceed our fixed expenses.

 ITEM 3 - CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended January 31, 2007, Gordon Scott Venters who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of January 31, 2007, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

(b) Changes in internal controls

            We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II

 OTHER INFORMATION

 ITEM 1 - LEGAL PROCEEDINGS

            In April 2006, we were sued in an action entitled More + Life, Inc., Aaron Gorinstein and Max Neuman v. Magic Media Networks, Inc. and Destination Television, Inc.  (Circuit Court of the 17th Judicial District, Civil Division, Broward County, Florida - Case No.06 -004046), for breach of contract. The complaint asserted damages of $53,000 related to advertising materials provided by us. In February 2007, we settled the litigation by payment of $25,000 to the plaintiffs. For the fiscal year ended October 31, 2006, we accrued $10,000 as contingent expense related to the litigation. The balance of $15,000 was expensed in the quarter ended January 31, 2007.

            As of the date of this report, we are not involved in any litigation.

 ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

             During the three months ended January 31, 2007, we issued the following securities:

            In November 2006, we issued 750,000 shares of our restricted common stock to Dr. Harold K. Terry for $0.08 per share for a total of $60,000, which was used for working capital. The issuance to Dr. Terry was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is a sophisticated "accredited" investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes.

           In December 2006, we issued 200,000 shares of restricted common stock to Worldwide Financial Marketing, Inc., valued at $12,000. The shares, which were issued for consulting services, were valued at $0.06 per share, which was representative of the market value at the date of issuance. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The recipient had access to all relevant information necessary to evaluate the investment and represented to us that the securities were being acquired for investment purposes.

            As of January 31, 2007, we had 44,298,427 shares of common stock outstanding. As of the same date, we had 3,750,000 shares of Series B Preferred Stock outstanding.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            We previously reported on Form 10-KSB for the year ended October 31, 2006 the following:  On January 5, 2007 our Board of Directors approved, and a total of seven stockholders owning 15,867,551 shares of our common stock outstanding as of December 11, 2006 and one stockholder, owning all of our Series B Preferred Stock consented in writing to, amending our Certificate of Incorporation to: (1) change the name of our corporation to Destination Television, Inc.; and (2) increase our authorized common stock to 200,000,000 shares. Such approval and consent constituted the approval and consent of a majority of the total combined voting power of our outstanding common stock and our Series B Preferred Stock and is sufficient under the Delaware General Corporation Law and our Certificate of Incorporation and Bylaws to approve the action. A Definitive Information Statement was filed with the Securities and Exchange Commission on January 16, 2007. Our name change and increase in authorized common shares became effective on February 7, 2007.

            In connection with the change of our corporate name, we were issued the new CUSIP identifying number, 25064X107.

            Effective February 27, 2007, our trading symbol on the OTC Bulletin Board was changed to DSTV.

 ITEM 5 - OTHER INFORMATION

            In March 2007, we entered into separate letters of intent to acquire Charter Digital Media Inc., a national representative for digital signage and American Broadcast Group LLC, a local and regional digital signage company. Both agreements are subject to approval by the parties of definitive acquisition agreements that will include various conditions. There can be no assurance that we will be successful in negotiating a definitive agreement or achieving completion of the proposed transactions.

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

DESTINATION TELEVISION, INC.

March 21, 2007	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director