Form 10QSB
period 2007-04-30
DESTINATION TELEVISION, INC.
filed 2007-06-19
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended April 30, 2007

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

 Yes [  ] No  [X]

Applicable only to corporate issuers
As of June 15, 2007 (the most recent practicable date), there were 48,533,760 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
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

SIGNATURES

PART I

 FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

DESTINATION TELEVISION, INC. Consolidated Balance Sheets

	April 30, 2007 (unaudited)	October 31, 2006

ASSETS

Current Assets:
Cash and cash equivalents	$31,186	$12,044
Prepaid expenses	4,837	0
Cash - restricted	100,000	100,000

Total Current Assets	136,023	112,044

Property and equipment - net	97,173	106,834
Acquired amortizable intangible assets	2,230	2,380

Total Assets	$235,426	$221,258

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts and accrued expenses payable	$414,903	$318,003
Payroll taxes payable	288,109	268,409
Convertible notes payable - related party	400,000	400,000
Loans payable - related party	75,000	50,000
Loans payable - officer	0	25,000
Loans payable - other	20,000	25,000

Total Current Liabilities	1,198,012	1,086,412

Stockholders' Deficiency
Preferred stock, Series B convertible ($0.0001 par value) 3,750,000 shares authorized and issued	150,000	150,000
Common stock
200,000,000 ($0.0001 par value) shares authorized
48,533,760 shares issued (43,348,427 in 2006)	5,976,557	5,656,295
Accumulated deficit	(7,072,476)	(6,638,116)
Deferred compensation	(16,667)	(33,333)

Total Stockholders' Deficiency	(962,586)	(865,154)

Total Liabilities and Stockholders' Deficiency	$235,426	$221,258

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

DESTINATION TELEVISION, INC. Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	April 30, 2007 (unaudited)	April 30, 2006 (unaudited)	April 30, 2007 (unaudited)	April 30, 2006 (unaudited)

Net sales	$3,039	$3,443	$10,777	$8,578

Selling, general and administrative expenses	170,311	323,559	316,004	477,768
Consulting expense	87,358	7,800	99,358	39,806
Interest expense	15,025	109,559	29,775	117,559

Total expenses	272,694	440,918	445,137	635,133

Net loss before income taxes	(269,655)	(437,475)	(434,360)	(626,555)

Income tax expense	0	0	0	0

Net loss	$(269,655)	$(437,475)	$(434,360)	$(626,555)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common share equivalent outstanding	49,518,300	44,583,239	48,690,972	43,859,213

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

DESTINATION TELEVISION, INC. Consolidated Statements of Cash Flows

	Six Months Ended
	April 30, 2007 (unaudited)	April 30, 2006 (unaudited)

Operating activities:
Net loss	$(434,360)	$(626,555)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	13,150	20,900
Stock issued for services	94,437	200,757
Grant of stock options for consulting services	49,225	0
Recognition of deferred compensation	16,666	16,667
Discount arising from beneficial conversion feature included in interest expense	0	100,000
Change in operating assets and liabilities:
Increase in restricted cash for payment of payroll taxes	0	(100,000)
Increase in payables and accrued expenses	116,600	85,519
Increase in prepaid expenses	(4,837)	(8,000)

Cash used by operating activities	(149,119)	(310,712)

Financing activities:
Proceeds from issuance of common stock	176,600	203,000
Proceeds note payable - related party	25,000	100,000
Repayment loans payable - other	(30,000)	0

Cash generated by financing activities	171,600	303,000

Investing activities:
Acquisition of fixed assets	(3,339)	(5,089)

Cash used by investing activities	(3,339)	(5,089)

Increase (decrease) in cash	19,142	(12,801)
Cash and cash equivalents - beginning	12,044	38,735

Cash and cash equivalents - ending	$31,186	$25,934

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

 DESTINATION TELEVISION, INC.
 Notes to Interim Consolidated Financial Statements
  April 30, 2007
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

Note 3 - Notes Payable

Convertible Notes Payable - Dr. Terry

            On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note originally due April 15, 2004, which has been extended to April 15, 2005 and further extended to April 15, 2008. On October 12, 2003, the Company issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The maturity date of this note was extended to October 12, 2005 and further extended to October 12, 2007. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share.

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

Note 4 - Stockholders' Deficiency

            Stock Issued for Cash

            During the six months ended April 30, 2007, the Company issued for cash a total of 2,600,000 shares of common stock, which included 750,000 shares that were sold to Dr. Terry in November 2006, for $60,000 or $0.08 per share; 850,000 shares that were sold in March 2007, to an accredited investor, for $25,000, or approximately $0.03 per share; and 1,000,000 shares that were sold in April 2007 for $50,000, to two accredited investors, at $0.05 per share.  These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Stock Issued for Services

            During the six months ended April 30, 2007, the Company issued a total of 2,085,333 shares of common stock for services. Of this total, 200,000 shares were issued in December 2006 for consulting services and were valued at $12,000 or $0.06 per share, which was representative of the approximate market value at the date of issuance. In April 2007, a total of 1,885,333 shares were issued to various employees, independent contractors and consultants and were valued at $98,037 or $0.052 per share, which was representative of the approximate market value at the date of issuance. These shares, except for 633,333, which were registered pursuant to Form S-8, have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Stock Issued in Exchange for Debt

             On April 5, 2007, the Company's president, Gordon Scott Venters, acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, as repayment of a $25,000 loan he made to the Company in August 2006 and payment of $1,000 of accrued unpaid salary. These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Common Stock Options

            On April 2, 2007, the Company granted options, pursuant to a consulting agreement, to purchase 8,416,667 shares of common stock. The options  have an expiration date of October 2, 2007 and give the right to the grantee to purchase shares of common stock at exercise prices of $0.06 to $0.25, or an average of $0.133 per share. The number of shares of common stock to be received by the grantee was limited so that he would not beneficially own more than 10% of the then outstanding shares of common stock.  At the date of grant, the options were deemed to have a fair value of $49,225, pursuant to the Black-Scholes valuation model, which amount has been reflected as additional Consulting Expense in the Consolidated Statement of Operations for the three months and six months ended April 30, 2007.

            The following table summarizes the key assumptions used in determining the fair value of options granted during the six months ended April 30, 2007.

Table of Key Assumptions

Interest Rate	Dividend Yield	Expected Volatility	Expected Life

5.0%	0.0%	70.0%	6 mos.

            The following table summarizes the option activity during the six months ended April 30, 2007.

	Shares	Weighted Average

		Exercise Price	Fair Value

Balance 11/1/2006	0	-	-
Granted during 2007	8,416,667	$ 0.133	$ 0.006
Exercised/Lapsed 2007	0	-	-

Balance 4/30/2007	8,416,667	$ 0.133	$ 0.006

            The following is a summary of Options outstanding at April 30, 2007. There were no options outstanding at April 30, 2006.

Options Outstanding and Exercisable at April 30, 2007
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Months	Weighted Average Exercise Price

$0.06- $0.25	8,416,667	5.0	$0.133

Note 5 - Commitments

            Facilities

            The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 for each of the three months ended April 30, 2007 and April 30, 2006.

            Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provides for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock, at that time, which were restricted as to transferability. The shares were valued at $100,000, ($0.10 per share), which was charged to Deferred Compensation, to be expensed over the 36-month term of the agreement at $2,778 per month. In September 2006, Mr. Venters was issued, as additional compensation, 1,300,000 shares that are restricted as to transferability. These shares were valued at $117,000 ($0.09 per share). The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of April 30, 2007, Mr. Venters was owed $108,891 for accrued unpaid salary.

Note 6 - Related Party Transactions

            In November 2006, Dr. Harold Terry, a major shareholder of the Company's common stock, acquired 750,000 shares of common stock from the Company for cash consideration of $60,000. The shares, which are restricted as to transferability, were issued at $0.08 per share. His ownership of the Company's convertible notes payable is described above Note 3 - Notes Payable - Convertible Notes Payable - Dr. Terry. The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Additionally, in fiscal year 2006, Dr. Terry made $50,000 of unsecured loans to the Company, and in February 2007, he made an additional unsecured loan in the amount of $25,000. As of April 30, 2007 and October 31, 2006, the Company owed Dr. Terry for accrued rent, $234,000 and $207,000, respectively; and for accrued interest, $60,024 and $46,249, respectively. These amounts are included in the accompanying balance sheets as accounts and accrued expenses payable.

            In November 2004, Gordon Scott Venters, entered into a new three-year employment agreement with the Company, which is described above in Note 5 - Commitments-Employment Agreements.  In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. On April 2, 2007 the Company repaid the $5,000 loan and on April 5, 2007, Mr. Venters acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, in exchange for the $25,000 loan and the balance of $1,000 was applied to accrued unpaid salary. As of April 30, 2007, Mr.Venters was owed $108,891 for accrued unpaid salary.

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

Note 8 - Letters of Intent

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

            Our executive offices are located at 530 North Federal Highway, Fort Lauderdale, Florida 33301 and our telephone number is (954) 332-6600 . Our website address is www.destinationtelevision.com.

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

            We intend to solicit national advertisements on our networks at such time as a uniform measurement and metric methodology is implemented for the digitial signage industry that can provide proven and quantitative impressions of advertiser viewership. We intend to actively solicit national advertisments through advertising and media placement agencies.

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

            We plan to actively solicit advertising agencies and customers for our networks, and expand locations aggressively until we have or achieve sufficient locations to draw critical mass for national advertisers. We believe we can acquire certain national commercials via "promo only" while we are expanding our networks and locations leveraging local and regional advertisements, and in the future replace them with paying national advertisements. In addition, we intend to derive a substantial portion of our revenues from strategic alliances and agreements with retail locations, whereby the product or service at the location agrees to pay for co-op advertising. We have begun to obtain agreements from locations that will pay us a monthly subscription fee for the services they receive on being on the network(s). New locations will pay a monthly fee per location in exchange for custom advertisement of the location's brand, product or service to its customers.

            We are retiring, consolidating and implementing new locations as a result of the cancellation of beta test locations or conversion to our subscription based service. We previously had a total of approximately 53 locations installed and broadcasting Bar TV on a daily basis that have up until recently served as the beta test for the advertising platform. We believe that this beta test of anchor locations established our regional footprint in the Southeast Florida corridor and provided us with information to solicit new locations for our subscription based service. We intend to re-solicit these markets on the new subscription based service. Some of these locations are not actively engaged in our network and may be removed by us, may discontinue their association with Bar TV, or may again become active participants. Our revised business model is now focused on appealing to regional and national chains as a subscription based service in contrast to pursuing individual locations.

            We believe that our business model can only be successful if we are able to attract a sufficient number of subscribers and locations to reach critical mass in order to attract national and major regional advertisers that are interested in reaching the demographics of our advertiser platforms. In order to accomplish this goal, we must continue to place our broadcasts in high traffic OOH locations in entertainment and retail districts throughout the United States. There is no assurance that we will able to enter into agreements with a sufficient number of business locations to interest the advertisers that we are seeking.

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

            We then schedule local, regional and national advertisements, before and after the filmed movie trailers.  Because music is generally played in some of our locations by disk jockeys or juke boxes, it is necessary that some of our broadcasts of movie trailers and music videos and ads be graphically intensive and sometimes aired without sound ("MOS").

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

            We secure three to five year location agreements. We do not permit ads of competing bars, gyms, hotels, video stores or airlines to be broadcast to the locations on our network.  The location establishment is responsible for supplying electricity to the equipment and keeping the designated monitor on, during normal business hours. As compensation for allowing us to place our monitors or networks in their business location, which at present is generally a busy bar, tavern, nightclub, gym, or hotel, the location receives monthly advertising spots. We usually provide the business location with at least four times the advertisements that air, and at least four times per hour. The location may display its monthly event calendar, five-second static ad and photo gallery, or the locations' products or services that are all updated monthly, at a cost of $199 per month per location.

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

            Advertising rates are based upon the availability of space for the desired location, the size and demographic make-up of the market served by the screens and the availability of alternative advertising media in the area. Advertising sales are generally made pursuant to contracts with local, regional or national advertisers. Advertising rates currently implemented by us may change when a uniform measurement has been obtained for the digital signage industry creating a relevant cost per thousand ("CPM").

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

            In early 2004, in order to attract national advertisers, the National Hotel Network was formed as a sales organization to represent five companies (including ALW Communications, Inc.) that operated City Traveler-type channels in 11 U.S. cities. Through these local affiliates, the network had a viewer base in more than 470 hotels and 135,000 hotel rooms. Each affiliate independently produces their own travel show; however the National Hotel Television Network has contracts with each to sell customary 30, 60, and 90-second commercials. These contracts require that affiliates may not join a competing network, and that National Hotel Television Network not represent competitors airing programming in the affiliates' local markets. Shortly after completing our acquisition of ALW and NHN, we were notified that the largest of the five companies, City Explorer TV, cancelled its agreement with NHN. This cancellation resulted in a reduction of the number of affiliates from 11 to five and the reduction of the number of hotels to 228 and the number of hotel rooms to 37,715 and virtually all the major demographic market areas ("DMAs") of the National Hotel Television network.

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

Employees

            We currently have four full-time employees and also employ independent commission representatives. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide services on an as-needed basis.

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

            Letter of Intent to Acquire Charter Digital Media Inc. and American Broadcast Group LLC

            In March 2007, we entered into separate letters of intent to acquire Charter Digital Media Inc., a national representative for digital signage and American Broadcast Group LLC, a local and regional digital signage company. Both agreements are subject to approval by the parties of definitive acquisition agreements that will include various conditions. The parties are pursuing due diligence reviews and we are awaiting the receipt of audited financial statements. Although, we anticipate consummation of these acquisitions by July 31, 2007 or soon thereafter, there can be no assurance that we will be successful in negotiating a definitive agreement or achieving completion of the proposed transactions.

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

Results of operations for the Three Months Ending April 30, 2007 and April 30, 2006

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

 Sales and Other Revenues

             In the three months ending April 30, 2007, we had incidental sales in the nominal amount of $3,039. This compares to the nominal sales of $3,443 in the three months ended April 30, 2006. Our sales in both periods were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations to realize substantial monthly subscription fees that will also attract national and regional advertisers; and/or complete the acquisitions of sales agents Charter Digital Media Inc. and American Broadcast Group LLC.

Expenses

            Total expenses for the fiscal quarter ended April 30, 2007 were $272,604 compared to $440,918 for the fiscal quarter ended April 30, 2006.

            Selling, general and administrative expenses for the fiscal quarter ended April 30, 2007 decreased $153,248, or approximately 47%, to $170,311 from $323,559 in the fiscal three months ended April 30, 2006. Included in the 2007 quarter were expenses totaling approximately $44,000 paid for in stock, in lieu of cash, for professional services and to employees and non-consultant independent contractors compared to approximately $217,000 of such expenses paid for in stock, in lieu of cash, in the 2006 quarter. Included in both periods were officer's salaries, $36,658, which were accrued but unpaid, in both the 2007 and 2006 quarters. Accrued rent expense was $13,500 in both periods and was also accrued but unpaid. Depreciation and amortization expense remained the same at $6,575 in both periods.

            Consulting expense in the fiscal quarter ended April 30, 2007 increased to $87,358 from $7,800 in the comparable 2006 quarter. The 2007 expense in this category consisted of the value of our stock issued for services in the amount $38,133 and the value of options that we granted, in the amount of $49,225, in accordance with the Black-Scholes valuation model.

            Interest expense decreased to $15,025 in the fiscal quarter ended April 30, 2007 from $109,559 in the fiscal quarter ended April 30, 2006. Interest expense in the 2007 quarter consisted of interest on loans payable and convertible notes payable to Dr. Terry and accrued interest payable on unpaid payroll taxes. Interest expense in the 2006 quarter included $100,000 that represented the embedded value of the beneficial conversion of the secured convertible note payable issued in March 2006. The remaining $9,559 of interest expense was for the stated interest on our convertible notes and accrued interest on payroll taxes payable.

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

Losses

            Our net loss before taxes for the fiscal quarter ended April 30, 2007 decreased approximately $168,000, or approximately 38%, to $269,655 from $437,475 in the comparable fiscal 2006 quarter. This decrease in loss before taxes was primarily the result of a decrease of selling, general and administrative expenses and interest expense, which were offset by an increase of consulting expense.

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

 Loss per Share

            The basic and diluted loss per share of common stock was $0.01 in both the fiscal quarter ended April 30, 2007 and the fiscal quarter ended April 30, 2006. The loss per share, in both periods, was computed by dividing the net loss by the weighted average common shares outstanding. In the fiscal 2007 quarter, the weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 49,518,300 compared to 44,583,239 in the fiscal year 2006 quarter. For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

Results of operations for the Six Months Ending April 30, 2007 and April 30, 2006

Sales

            In the six months ended April 30, 2007, our sales were $10,777 compared to $8,578 in the six months ended April 30, 2006. Sales efforts in the January 31, 2007 quarter were hindered, as management concentrated its efforts on completing the acquisition of BeMedia, which was not consummated and negotiations were terminated during that quarter.

Expenses

            Total expenses for the six months ended April 30, 2007 were $445,137, which was a decrease of approximately $190,000 from total expenses of $635,133 in the six months ended April 30, 2006.

            Selling, general and administrative expenses, for the six months ended April 30, 2007, excluding consulting expenses, decreased approximately $160,000 or 34%, to $316,004 from $477,768 in the comparable 2006 six-month period. Included in these expenses were officer's compensation, $89,983, which included $16,666 for the allocation of expense of previously issued shares; payroll and independent sales and production personnel expense, $76,585; settlement of last remaining litigation, $15,000; and depreciation and amortization, $13,150. In the six months ended April 30, 2006, our major expenses included payroll and independent sales and production personnel expense of $215,266, of which $153,750 was paid in stock in lieu of cash; $27,000 for rent; $86,492 for officer's compensation, of which $16,667 included the allocation of expense of previously issued shares; and depreciation and amortization, $20,900.

            Consulting expenses were $99,358 for the six months ended April 30, 2007, which included payments in stock, $50,137; and the value of options granted, $49,225. For the six months ended April 30, 2006, consulting expense was $39,806, of which $7,800 was paid in cash; and $32,007 was paid in stock, in lieu of cash.

            Interest expense for the six months ended April 30, 2007 was $29,775 for accrued interest on the Terry notes and past due payroll taxes. This compares to interest expense in the 2006 period of $117,559, which included $100,000 that represented the embedded value of the beneficial conversion of the secured convertible note payable issued in March 2006. The remaining $17,559 of interest expense was for the stated interest on our convertible notes and accrued interest on payroll taxes payable.

Losses

            Our net loss, before taxes, decreased approximately $192,000 from $626,555, in the April 30, 2006 six months, to $434,360 in the April 30, 2007 six-month period. Included in our losses in the 2007 period was the non-cash charge of $49,225 for the value of stock options that were granted.  The 2006 period earnings were impacted by a non-cash charge of $100,000 for the discount recorded, which resulted from an embedded beneficial conversion feature in our secured convertible note. Although we have substantial tax carry-forwards, we have not reduced our net loss for the six month period by any tax benefit because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

Loss per Share

            The basic and diluted loss per share of common stock, in the six months ended April 30, 2007, was $0.01, compared to $0.01 in the like six-month period of fiscal 2006. The loss per share was computed by dividing the net loss, by the weighted average common and equivalent shares outstanding. In the fiscal 2007 six-month period, the weighted average, which includes the weighted average number of common shares into which the preferred stock is convertible, was 48,690,972 compared to 43,859,213 in the fiscal 2006 six-month period. For the purpose of computing loss per share of common stock, the Series B Preferred Stock was treated as if it were a separate class of common stock as the rights and attributes of the common shares and preferred shares are identical in all respects except for voting rights.

Impact of Inflation

             It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

 Liquidity and Capital Resources

             We have not generated cash from operations in the period November 1, 1999 through April 30, 2007. Operating activities consumed cash of $149,119 in the fiscal six months ended April 30, 2007 and $310,117 in the fiscal six months ended April 30, 2006.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During the six months ended April 30, 2007, our financing activities provided total funds of $171,600. Similarly, our financing activities provided total funds of $303,000 in the April 30, 2006 fiscal half-year.

            Our liabilities, all of which are current liabilities (due within one year), totaled approximately $1,198,000 at April 30, 2007.  Of that amount, $475,000 plus accrued interest of $52,999 was owed to Dr. Terry. The $450,000 of principal consists of: $400,000 in the form of 6% convertible notes, $200,000 of which is secured by all of our assets; and $75,000 in 6% non-convertible unsecured loans. Additionally, we owed Dr. Terry $234,000 for accrued rent. Our other major liability is for payroll taxes, which has increased to approximately $288,000, including interest and penalties, at April 30, 2007. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities, but to date, there has been no progress. There is no assurance that we will be able to reach a settlement of our payroll tax liabilities acceptable to us.

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

 ITEM 3 - CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended April 30, 2007, Gordon Scott Venters who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of April 30, 2007, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

 PART II

 OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the three months ended April 30, 2007, we issued the following unregistered securities:

            In March 2007, we issued to an accredited investor 850,000 shares for $25,000, or approximately $0.03 per share; and in April 2007, we issued 1,000,000 shares for $50,000, to two accredited investors, at $0.05 per share.  The issuances of these shares were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The purchasers are sophisticated "accredited" investors with access to all relevant information necessary to evaluate the investment and they represented to us that the securities were being acquired for investment purposes. The proceeds from the sales were used for working capital.

            In April 2007, we issued a total of 1,252,000 shares to various employees, independent contractors and consultants for services. The shares were valued at $65,104 or $0.052 per share, which was representative of the approximate market value at the date of issuance.  The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients had access to all relevant information necessary to evaluate the investment and represented to us that the securities were being acquired for investment purposes.

            In April 2007, the Company's president, Gordon Scott Venters, acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, as repayment of a $25,000 loan he made to the Company in August 2006 and payment of $1,000 of accrued unpaid salary.

            All of the shares listed above have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            As of April 30, 2007, we had 48,533,760 shares of common stock outstanding. As of the same date, we had 3,750,000 shares of Series B Preferred Stock outstanding.

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

 ITEM 5 - OTHER INFORMATION

            In March 2007, we entered into separate letters of intent to acquire Charter Digital Media Inc., a national representative for digital signage and American Broadcast Group LLC, a local and regional digital signage company. Both agreements are subject to approval by the parties of definitive acquisition agreements that will include various conditions. The parties are pursuing due diligence reviews and we are awaiting the receipt of audited financial statements. Although, we anticipate consummation of these acquisitions by July 31, 2007 or soon thereafter, there can be no assurance that we will be successful in negotiating a definitive agreement or achieving completion of the proposed transactions.

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

(b)	Reports on Form 8-K We did not file any reports on Form 8-K during the the quarter ended April 30, 2007.

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINATION TELEVISION, INC.

June 18, 2007	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director