Form 10QSB
period 2007-07-31
DESTINATION TELEVISION, INC.
filed 2007-09-18
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended July 31, 2007

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

 Yes [  ] No  [X]

Applicable only to corporate issuers
As of September 15, 2007 (the most recent practicable date), there were 51,758,760 shares of the issuer's Common Stock, $0.0001 par value per share, outstanding.
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

SIGNATURES

PART I

 FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

DESTINATION TELEVISION, INC. Consolidated Balance Sheets

	July 31, 2007 (unaudited)	October 31, 2006

ASSETS

Current Assets:
Cash and cash equivalents	$90,665	$12,044
Prepaid expenses	4,587	0
Cash - restricted	48,000	100,000

Total Current Assets	143,252	112,044

Property and equipment - net	100,448	106,834
Acquired amortizable intangible assets	2,155	2,380
Other assets	2,000	0

Total Assets	$247,855	$221,258

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts and accrued expenses payable	$440,664	$318,003
Payroll taxes payable	301,703	268,409
Convertible notes payable - related party	400,000	400,000
Loans payable - related party	135,000	50,000
Loans payable - officer	0	25,000
Loans payable - other	15,000	25,000

Total Current Liabilities	1,292,367	1,086,412

Stockholders' Deficiency
Preferred stock, Series B convertible ($0.0001 par value) 3,750,000 shares authorized and issued	150,000	150,000
Common stock
200,000,000 ($0.0001 par value) shares authorized
50,533,760 shares issued (43,348,427 in 2006)	6,036,557	5,656,295
Accumulated deficit	(7,222,736)	(6,638,116)
Deferred compensation	(8,333)	(33,333)

Total Stockholders' Deficiency	(1,044,512)	(865,154)

Total Liabilities and Stockholders' Deficiency	$247,855	$221,258

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

DESTINATION TELEVISION, INC. Consolidated Statements of Operations

	Three Months Ended			Nine Months Ended
	July 31, 2007 (unaudited)		July 31, 2006 (unaudited)	July 31, 2007 (unaudited)	July 31, 2006 (unaudited)

Net sales		$2,887	$4,924	$13,663	$13,502

Selling, general and administrative expenses		137,445	229,844	453,449	707,611
Consulting expense		0	35,000	99,358	74,807
Interest expense		15,701	112,350	45,476	229,909

Total expenses		153,146	377,194	598,283	1,012,327

Net loss before income taxes		(150,259)	(372,270)	(584,620)	(998,825)

Income tax expense		0	0	0	0

Net loss		$(150,259)	$(372,270)	$(584,620)	$(998,825)

Basic and diluted loss per share	$	(NIL )	$(0.01)	$(0.01)	$(0.02)

Weighted average common share equivalent outstanding		53,205,499	45,371,462	50,186,076	44,363,296

See Notes to Financial Statements.

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

DESTINATION TELEVISION, INC. Consolidated Statements of Cash Flows

	Nine Months Ended
	July 31, 2007 (unaudited)	July 31, 2006 (unaudited)

Operating activities:
Net loss	$(584,620)	$(998,825)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	19,725	31,725
Stock issued for services	94,437	250,507
Grant of stock options for consulting services	49,225	0
Recognition of deferred compensation	25,000	25,000
Discount arising from beneficial conversion feature included in interest expense	0	200,000
Change in operating assets and liabilities:
Decrease (increase) in restricted cash for payment of payroll taxes	52,000	(100,000)
Increase in payables and accrued expenses	155,955	169,012
Increase in prepaid expenses	(4,587)	0
Increase in other assets	(2,000)	0

Cash used by operating activities	(194,865)	(422,581)

Financing activities:
Proceeds from issuance of common stock	236,600	205,500
Proceeds note payable - related party	85,000	200,000
Repayment loans payable - other	(35,000)	0

Cash generated by financing activities	286,600	405,500

Investing activities:
Acquisition of fixed assets	(13,114)	(11,903)

Cash used by investing activities	(13,114)	(11,903)

Increase (decrease) in cash	78,621	(29,984)
Cash and cash equivalents - beginning	12,044	38,735

Cash and cash equivalents - ending	$90,665	$9,751

See Notes to Financial Statements

The interim financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading.

 DESTINATION TELEVISION, INC.
 Notes to Interim Consolidated Financial Statements
  July 31, 2007
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

Note 2 - Cash - Restricted

            In connection with the issuance by the Company in March 2006 of a secured convertible note, described below in Note 3 - Notes Payable - Convertible Note Payable, the proceeds were deposited in a cash trust account to be used in connection with settlement of the Company's payroll tax liability.

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

            On March 27, 2006, the Company issued a 6%, one-year, $100,000 secured convertible note to Dr. Terry for $100,000 cash. The note, which has been extended to March 27, 2008,  is convertible into common stock at $0.10 per share. The note is collateralized by all of the Company's assets, both tangible and intangible and is restricted as to transferability. The proceeds of the note were to be used in connection with settlement of the Company's payroll tax liability.

            On May 10, 2006, the Company issued an additional 6%, one-year secured convertible note, restricted as to transferability, in the principal amount of $100,000 to Dr. Terry for $100,000 cash. The maturity date of the note has been extended to May 10, 2008. The proceeds of the note were for working capital.

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

Note 4 - Stockholders' Deficiency

            Stock Issued for Cash

            During the nine months ended July 31, 2007, the Company issued for cash a total of 4,600,000 shares of common stock, which included 750,000 shares that were sold to Dr. Terry in November 2006, for $60,000 or $0.08 per share; 850,000 shares that were sold in March 2007, to an accredited investor, for $25,000, or approximately $0.03 per share; 1,000,000 shares that were sold in April 2007 for $50,000, to two accredited investors, at $0.05 per share; and 2,000,000 shares that were sold in June 2007 for $60,000 to an accredited investor, at $0.03 per share.  These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Stock Issued for Services

            During the nine months ended July 31, 2007, the Company issued a total of 2,085,333 shares of common stock for services. Of this total, 200,000 shares were issued in December 2006 for consulting services and were valued at $12,000 or $0.06 per share, which was representative of the approximate market value at the date of issuance. In April 2007, a total of 1,885,333 shares were issued to various employees, independent contractors and consultants and were valued at $98,037 or $0.052 per share, which was representative of the approximate market value at the date of issuance. These shares, except for 633,333, which were registered pursuant to Form S-8, have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            On April 2, 2007, the Company entered into a six-month consulting agreement that provided payment to the consultant as follows: 333,333 shares of the Company's common stock per month during the term of the agreement; and stock options to purchase up to 8,416,667 additional shares at prices ranging from $0.06 to $0.25 per share. The Company issued 333,333 shares and then the agreement was canceled. The options, which are described in Note 4 - Common Stock Options, remain outstanding.

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

            Common Stock Options

            On April 2, 2007, the Company granted options, pursuant to a consulting agreement, to purchase 8,416,667 shares of common stock. The options  have an expiration date of October 2, 2007 and give the right to the grantee to purchase shares of common stock at exercise prices of $0.06 to $0.25, or an average of $0.133 per share. The number of shares of common stock to be received by the grantee was limited so that he would not beneficially own more than 10% of the then outstanding shares of common stock.  At the date of grant, the options were deemed to have a fair value of $49,225, pursuant to the Black-Scholes valuation model, which amount has been reflected as additional Consulting Expense in the Consolidated Statement of Operations for the nine months ended July 31, 2007.

            The following table summarizes the key assumptions used in determining the fair value of options granted during the nine months ended July 31, 2007.

Table of Key Assumptions

Interest Rate	Dividend Yield	Expected Volatility	Expected Life

5.0%	0.0%	70.0%	6 mos.

            The following table summarizes the option activity during the nine months ended July 31, 2007.

	Shares	Weighted Average

		Exercise Price	Fair Value

Balance 11/1/2006	0	-	-
Granted during 2007	8,416,667	$ 0.133	$ 0.006
Exercised/Lapsed 2007	0	-	-

Balance 7/31/2007	8,416,667	$ 0.133	$ 0.006

            The following is a summary of Options outstanding at July 31, 2007. There were no options outstanding at October 31, 2006.

Options Outstanding and Exercisable at July 31, 2007
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Months	Weighted Average Exercise Price

$0.06- $0.25	8,416,667	2.0	$0.133

Note 5 - Commitments

            Facilities

            The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $40,500 for the three months and nine months ended July 31, 2007, respectively.

            Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provides for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock, at that time, which were restricted as to transferability. The shares were valued at $100,000, ($0.10 per share), which was charged to Deferred Compensation, to be expensed over the 36-month term of the agreement at $2,778 per month. In September 2006, Mr. Venters was issued, as additional compensation, 1,300,000 shares that are restricted as to transferability. These shares were valued at $117,000 ($0.09 per share). The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of July 31, 2007, Mr. Venters was owed $115,299 for accrued unpaid salary.

Note 6 - Related Party Transactions

            In November 2006, Dr. Harold Terry, a major shareholder of the Company's common stock, acquired 750,000 shares of common stock from the Company for cash consideration of $60,000. The shares, which are restricted as to transferability, were issued at $0.08 per share. His ownership of the Company's convertible notes payable is described above Note 3 - Notes Payable - Convertible Notes Payable - Dr. Terry. The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. Additionally, in fiscal year 2006, Dr. Terry made $50,000 of unsecured loans to the Company, and in February 2007 and June 2007, he made additional unsecured loans in the amounts of $25,000 and $60,000, respectively. As of July 31,  2007 and October 31, 2006, the Company owed Dr. Terry for accrued rent, $247,500 and $207,000, respectively; and for accrued interest, $67,599 and $46,249, respectively. These amounts are included in the accompanying balance sheets as accounts and accrued expenses payable.

            In November 2004, Gordon Scott Venters, entered into a new three-year employment agreement with the Company, which is described above in Note 5 - Commitments-Employment Agreements.  In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. On April 2, 2007 the Company repaid the $5,000 loan and on April 5, 2007, Mr. Venters acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, in exchange for the $25,000 loan and the balance of $1,000 was applied to accrued unpaid salary. As of July 31, 2007, Mr.Venters was owed $115,299 for accrued unpaid salary.

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

Note 8 - Proposed Acquisition of American Broadcast Group LLC

           On July 8, 2007, the Company entered into a purchase agreement with American Broadcast Group LLC ("ABG"), a privately held Florida based digital signage advertising sales organization, and ABG's sole member. Under the terms of the purchase agreement, the Company will purchase from the sole member all of  ABG's issued and outstanding member's interests in exchange for 3,520,000 shares of its common stock.

          Completion of the proposed transaction is subject to various conditions that are set forth in the purchase agreement.  The parties to the securities purchase agreement anticipate closing the transaction on or about September 30, 2007.

Note 9 - Ability to Continue as a Going Concern and Management Plan

            The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only nominal revenue in the ordinary course of its business. The lack of sales and recurring losses from operations, lack of working capital and shareholders' deficiency and delinquent payroll taxes and the filing of a federal tax lien in the amount of $120,827 raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity or debt funding to allow it to pursue its business plan which involves the sale of advertising on the Company's Bar TV, Gym TV and Hotel TV networks and affiliated networks and the possible acquisition of companies in related or unrelated businesses. The Company intends to increase its revenues by retaining or acquiring sales organizations to attract national advertisers; to negotiate a plan of payment of its payroll tax liability and to reduce its fixed cash operating expenses so that sales exceed the Company's fixed expenses. If the Company is unable to raise additional capital it may be required to curtail its operations, abandon its business plan, or file for reorganization or liquidation.

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

            We have completed our beta test at a sample of our locations and have concluded that we will now charge our locations a monthly subscription fee to be part of our networks. We have advised our locations' managers that media boxes will be available to replace all DVD formats and we intend to expand aggressively into new locations on the subscription-based platform. Our proven digital technology platform will allow for content to be updated remotely as the locations add products and services and marketing campaign changes. We plan to charge a monthly subscription fee of $199 for each location.

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

Employees

            We currently have three full-time employees and also employ independent commission representatives. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide services on an as-needed basis.

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

            Letter of Intent to Acquire Charter Digital Media Inc.

            In March 2007, we entered into a letter of intent to acquire Charter Digital Media Inc., a national representative for digital signage. The letter of intent is subject to approval by the parties of a definitive acquisition agreement that will include various conditions. There can be no assurance that we will be successful in negotiating a definitive agreement or achieving completion of the proposed transaction.

           Definitive Agreement to Acquire American Broadcast Group LLC

            On July 8, 2007, we entered into a purchase agreement with American Broadcast Group LLC ("ABG"), a privately held Florida based digital signage advertising sales organization, and ABG's sole member. Under the terms of the purchase agreement, we will purchase from the sole member all of ABG's issued and  outstanding member's interests in exchange for 3,520,000 shares of our common stock.  Completion of the proposed transaction is subject to various conditions that are set forth in the purchase agreement.  The parties to the securities purchase agreement expect the acquisition to be completed on or about September 30,  2007.  In anticipation of the consummation of the transaction, ABG has relocated its offices to our premises.

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

Results of operations for the Three Months Ending July 31, 2007 and July 31, 2006

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

             In the three months ending July 31, 2007, we had incidental sales in the nominal amount of $2,887. This compares to the nominal sales of $4,924 in the three months ended July 31, 2006. Our sales in both periods were primarily of an experimental nature in which we tested and refined different concepts and approaches for potential advertisers. We do not expect any sum of revenues other than nominal amounts until we have in place a sufficient number of broadcast locations to realize substantial monthly subscription fees that will also attract national and regional advertisers; and/or complete the acquisitions of sales agents Charter Digital Media Inc. and American Broadcast Group LLC.

Expenses

            Total expenses for the fiscal quarter ended July 31, 2007 were $153,146 compared to $377,194 for the fiscal quarter ended July 31, 2006.

            Selling, general and administrative expenses for the fiscal quarter ended July 31, 2007 decreased $92,399, or approximately 40%, to $137,445 from $229,844 in the fiscal three months ended July 31, 2006.  Expenses in the 2007 fiscal quarter included production and sales personnel expense, $29,315; accrued officer's salary, $36,658; allocation of expense of previously issued shares, $8,333; accrued but unpaid rent expense, $13,500; and depreciation and amortization, $6,575.

            Selling, general and administrative expenses in the comparative 2006 quarter included $54,053 paid to production employees and independent sales personnel; and officer's compensation, $43,246, of which $8,333 was the allocation of expense of previously issued shares . Other significant expenses in the 2006 quarter included $35,000 for net settlement and accrual of estimated litigation expense; professional fees, $20,512;  rent expense, $13,500; and approximately $16,000 for the cost of exhibiting at industry trade shows. Additionally, in the 2006 quarter, we incurred consulting expenses of $35,000, of which $2,500 was paid in cash and $32,500 was paid in stock, in lieu of cash.

             Interest expense decreased to $15,701 in the fiscal quarter ended July 31, 2007 from $112,350 in the fiscal quarter ended July 31, 2006. Interest expense in the 2007 quarter consisted of interest on loans payable and convertible notes payable to Dr. Terry and accrued interest payable on unpaid payroll taxes.

             Interest expense for the quarter ended July 31, 2006 was $112,350, which included $100,000 that represented the embedded value of the beneficial conversion feature of the secured convertible note payable issued in May 2006. The remaining $12,350 of interest expense was for the stated interest on our convertible notes and accrued interest on payroll taxes payable.

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

Losses

            Our net loss before taxes for the fiscal quarter ended July 31, 2007 decreased approximately $222,000, or approximately 60%, to $150,259 from $372,270 in the comparable fiscal 2006 quarter. This decrease in loss before taxes was primarily the result of a decrease of selling, general and administrative expenses and interest expense.

             Although we believe our revised business model may provide for an increase in revenue and a reduction in losses for the year ending October 31, 2008, there can be no assurance that we will achieve or maintain profitability or that revenues will be generated or that growth can be sustained in the future. The viability of our business plan necessitates that we significantly expand the number of locations that are part of our network to reach that level of critical mass of locations needed to attract sales organizations that are able to secure national advertisers for our networks. Without required funding, we will not be able to increase our locations or attract sales organizations and national advertisers.

Loss per Share

            The basic and diluted loss per share of common stock was $NIL (less than $0.005) in  the fiscal quarter ended July 31, 2007 and $0.01 in the fiscal quarter ended July 31, 2006. The loss per share, in both periods, was computed by dividing the net loss by the weighted average common shares outstanding. In the fiscal 2007 quarter, the weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 53,205,499 compared to 45,371,462 in the fiscal year 2006 quarter. For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

Results of operations for the Nine Months Ending July 31, 2007 and July 31, 2006

Sales and Other Revenues

            In the nine months ended July 31, 2007, our sales were $13,663 compared to $13,502 in the nine months ended July 31, 2006. Sales efforts in the beginning of  the 2007 period were hindered, as management concentrated its efforts on completing the acquisition of Be Media, which was not  consummated.
Expenses

            Total expenses for the nine months ended July 31, 2007 were $598,283, which was a decrease of approximately $414,000 from total expenses of $1,012,327 in the nine months ended July 31, 2006.

            Selling, general and administrative expenses for the nine months ended July 31, 2007, excluding consulting expenses, decreased approximately $254,000, or 36%, to $453,449 from $707,611 in the comparable 2006 nine-month period. Included in the 2007 expenses were officer's compensation, $134,974, which included $25,000 for the allocation of expense of previously issued shares; payroll and independent sales and production personnel expense, $105,901; professional expenses, $41,766; settlement of last remaining litigation, $15,000; and depreciation and amortization, $19,725.

            In the nine months ended July 31, 2006, our major expenses included payroll and independent sales and production personnel expense of $269,320 of which, $171,000 was paid in stock in lieu of cash; $40,500 for accrued rent; and $129,737 for officer's compensation, of which $25,000 included the allocation of expense of previously issued shares. Depreciation and amortization expense, for the 2006 nine months was $31,725.

            Consulting expenses were $99,358 for the nine months ended July 31, 2007, which included payments in stock, $50,137; and the value of options granted, $49,225. For the nine months ended July 31, 2006, consulting expense was $74,807, of which $10,300 was paid in cash; and $64,507 was paid in stock, in lieu of cash.

            Interest expense for the nine months ended July 31, 2007 was $29,775 for accrued interest on the Terry notes and accrued interest on past due payroll taxes. This compares to interest expense in the 2006 period of $229,909, which included $200,000 that represented the embedded value of the beneficial conversion feature of the $200,000 principal amount of secured convertible notes payable issued in March and May 2006. The remaining $29,909 of interest expense was for the stated interest on our convertible notes, and accrued interest on payroll taxes payable.

Losses

              Our net loss, before taxes, declined approximately $414,200 from $988,825, in the July 31, 2006 nine months, to $585,620 in the July 31, 2007 nine-month period. Included in our losses in the 2007 period was the non-cash charge of $49,225 for the value of stock options granted.  The 2006 period earnings were impacted by a non-cash charge of $200,000 for the discount recorded, which resulted from an embedded beneficial conversion feature in our secured convertible note. Although we have substantial tax carry-forwards, we have not reduced our net loss for the nine-month periods by any tax benefit because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

Loss per Share

            The basic and diluted loss per share of common stock, for the nine months ended July 31, 2007, was $0.01, compared to $0.02 in the like nine-month period of fiscal 2006. The loss per share was computed by dividing the net loss, by the weighted average common and equivalent shares outstanding. In the fiscal 2007 nine-month period, the weighted average, which includes the weighted average number of common shares into which the preferred stock is convertible, was 50,186,076 compared to 44,363,296 in the fiscal 2006 nine-month period. For the purpose of computing loss per share of common stock, the Series B Preferred Stock was treated as if it were a separate class of common stock as the rights and attributes of the common shares and preferred shares are identical in all respects except for voting rights.

Impact of Inflation

             It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

 Liquidity and Capital Resources

           We have not generated cash from operations in the period November 1, 1999 through July 31, 2007. Operating activities consumed cash of $194,865 in the  fiscal nine months ended July 31, 2007 and $422,851 in the fiscal nine months ended July 31, 2006.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During the nine months ended July 31, 2007, our financing activities provided total funds of $286,600. Similarly, our financing activities provided total funds of $405,500 in the July 31, 2006 nine-month period.

            Our liabilities, all of which are current liabilities (due within one year), totaled approximately $1,292,000 at July 31, 2007.  Of that amount, $535,000 plus accrued interest of $67,599 was owed to Dr. Terry. The $535,000 of principal consists of: $400,000 in the form of 6% convertible notes, $200,000 of which is secured by all of our assets; and $135,000 in 6% non-convertible unsecured loans. Additionally, we owed Dr. Terry $247,500 for accrued rent.

            Our other major liability is for payroll taxes, which is approximately $302,000, including interest and penalties, at July 31, 2007. On August 1, 2007, a notice of federal tax lien was filed by the Internal Revenue Service in the amount of $120,827.  We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities, and  we plan to make a substantial lump-sum payment and are continuing discussions regarding structuring a manageable payment schedule. There is no assurance that we will be able to reach a settlement of our payroll tax liabilities that is acceptable to us.

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

Ability to Continue as a Going Concern and Management Plan

            Our financial statements have been prepared assuming that we will continue as a going concern. We have generated only nominal revenue in the ordinary course of our business. The lack of sales and recurring losses, lack of working capital, shareholders' deficiency and delinquent payroll taxes and recently filed federal tax lien raise substantial doubt about our ability to continue as a going concern. Our management's plan in regard to these matters is to seek further equity or debt funding to allow us to pursue our business plan which involves the sale of advertising on our Bar TV, Gym TV and Hotel TV networks; the licensing of and affiliation with other networks; and the possible acquisition of companies in related or unrelated businesses. We intend to increase our revenues by concentrating our sales efforts on attracting national advertisers to our Gym TV network and other networks; to negotiate a plan of payment of our payroll tax liability and to reduce our fixed cash operating expenses so that sales exceed our fixed expenses.

 ITEM 3 - CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended July 31, 2007, Gordon Scott Venters who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of July 31, 2007, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

 PART II

 OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the three months ended July 31, 2007, we issued the following unregistered securities:

            In June 2007, we issued to an accredited investor 2,000,000 shares of our common stock for $60,000, or $0.03 per share. The issuance of these shares was made in reliance on Section 4(2) of the Securities Act of 1933 and was made without general solicitation or advertising. The purchaser is a sophisticated "accredited" investor with access to all relevant information necessary to evaluate the investment and he represented to us that the securities were being acquired for investment purposes. The proceeds from the sale were used for working capital.

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

            As of July 31, 2007, we had 50,533,760 shares of common stock outstanding. As of the same date, we had 3,750,000 shares of Series B Preferred Stock outstanding.

 ITEM 5 - OTHER INFORMATION

           On July 8, 2007, we entered into a purchase agreement with American Broadcast Group LLC ("ABG"), a privately held Florida based digital signage advertising sales organization, and ABG's sole member. Under the terms of the purchase agreement, we will purchase from the sole member all of ABG's issued and  outstanding member's interests in exchange for 3,520,000 shares of our common stock.

            Completion of the proposed transaction is subject to various conditions that are set forth in the purchase agreement.  The parties to the securities purchase agreement expect to close on or about September 30, 2007.  In anticipation of the consummation of the transaction, ABG has relocated its offices to our premises.

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

(b)	Reports on Form 8-K On July 10, 2007, we reported on Form 8-K, under Items 1.01 and 9.01, that we had entered into a purchase agreement to acquire American Broadcast Group LLC.

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINATION TELEVISION, INC.

September 17, 2007	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director