Form 10KSB
period 2007-10-31
DESTINATION TELEVISION, INC.
filed 2008-02-13
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 Form 10-KSB

[X]      Annual Report under Section 13 or 15(d) of the Securities
 Exchange Act of 1934
 For the fiscal year ended October 31, 2007

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

 Yes [ ] No [X]

Destination Television, Inc. had total revenue of $26,108 for the fiscal year ended October 31, 2007.
The aggregate market value of the stock held by non-affiliates (40,717,513 shares) computed by reference to the closing price of such stock ($0.025), as of February 8, 2008, was $1,017,938.
As of February 8, 2008, there were 55,778,760 shares of Destination Television, Inc. common stock outstanding.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

          Destination Television, Inc. ("we" or "the Company") is a media production, promotion and advertising company focused primarily on the out-of-home (OOH) digital signage industry. We provide remote, custom edited content and advertising delivery platforms to high traffic OOH locations and deliver national, regional, and local advertising and short format entertainment content. In addition, we have agreements with associated national networks which grant them the right to place national advertisements on our networks and, reciprocally, grant our networks the right to place national ads on their networks. We currently have reciprocal relationships with Peak Fitness TV, Charlotte City Vision and City Blends networks and intend to sign other networks to the "consortium."

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

            Previously our revenue was solely derived from the production and sale of custom advertising and the subsequent airing of the ads on our Bar TV, Gym TV, and Hotel TV networks and, in the future, we expect revenue from advertisers from third-party OOH national networks. We have begun to receive our first revenues from national advertisers.

            We offer locations a turnkey solution consisting of hardware, software, location programmed content, entertainment and advertiser content and if necessary and economically viable, television monitors to distribute our programming.

            On November 1, 2007, we acquired American Broadcast Group LLC, a Florida based digital signage advertising sales organization. This new wholly owned subsidiary will be handling all of our combined sales efforts.

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

            Traditionally, viewing audiences have become highly fragmented and specialized due to the growth of cable television channels, video recorders and the Internet, limiting the ability of advertisements to be seen. Destination Television is able to air high quality local, regional and national digital advertisements or commercial spots to specific high traffic out-of- home captive audiences and specific demographics.

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

            In order to interest viewers to watch our monitors and see and pay attention to our advertisements, we must provide entertaining content. We believe our "advertainment" platform is a correct mix of short content entertainment and advertisements; however there can be no assurance that the general public will embrace this format. Just as an "ads-only" channel has not proven to be popular, we believe that to be successful in presenting advertisements, we must provide some form of entertainment and we have chosen first-run motion picture trailers and new music videos mixed with quality digital advertisements to create our unique brand of "advertainment." We have not taken any surveys as to whether our locations' patrons like being exposed to ads or movie trailers or music videos.

            We utilize as "backbone" or "core" content, movie trailers of first-run motion pictures from the major motion picture studios, including Twentieth Century Fox, Columbia Pictures, MGM, Warner Bros., Paramount Pictures, Dreamworks and Universal, highlighting upcoming releases, and new music videos from the major record labels including Geffen, Universal Atlantic, Capitol, EMI, Epic, Electra, Def Jam, Island, J Records and Maverick. The movie trailers, which are rated as suitable for general audiences, are supplied to us, without charge, by EPK.TV, a division of DBS InteleStream, Fahlgren Entertainment, Inc., and Alliance, an Atlanta based entertainment oriented advertising and public relations agency.

            Fahlgren Entertainment, Inc. has agreements with the studios to receive print and ad ("P & A") marketing materials, which they provide to third-party entertainment companies, such as our company, to promote upcoming theatrical releases. The music videos, which are promotions for upcoming album releases, are provided to us for promotional purposes, as well.

            We schedule local, regional and national advertisements, before and after the filmed movie trailers.  Because music is generally played in some of our locations by disk jockeys or juke boxes, it is necessary that some of our broadcasts of movie trailers and music videos and ads be graphically intensive and sometimes aired without sound ("MOS").

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

            We previously had Gym TV beta test locations, except that in addition to providing the businesses with free advertisements, we entered into agreements to pay the locations, on a pro-rata basis, from 10% to 33% of the gross ad revenue. We may or may not continue revenue sharing when a national roll-out of the Gym TV network is implemented. We are currently "rolling up" those locations upon expiration of their agreements or as soon as practicable.

            In November 2007, we acquired an advertising sales company that specializes in selling digital signing advertisements. We dissolved our existing sales group and made our new subsidiary responsible responsible for generating sales for all of our networks.

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

            Network Program

            Our "networks," which is the term we use to describe our groups of locations that permit their patrons to view our broadcasts, offer advertisers the ability to target specific demographics on a site-by-site basis. Placing monitors in OOH high traffic leisure destinations, such as sports bars, taverns, nightclubs, gyms and health clubs, hotels and airlines, increases exposure and ad impressions. The monitors are profiled based on specific characteristics of their audience, including age, gender, race and income. This is not accomplished scientifically, but by word-of-mouth and anecdotal observation, which we believe to be reliable. Some examples of the type of information which may be helpful for advertisers are the price of drinks in a bar, which gives information as to patrons' income; the breakdown by sexes, which might indicate the type of drink, which would appeal to a particular gender; the types of cars and trucks in the parking lot, are all items of information that may be useful to advertisers in determining the demographics make-up of the viewing population.  This information availability allows us to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups.

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

            Installation costs for a new site include the cost of acquiring hardware and the cost of installing equipment.  The fully installed average per site cost for a typical location with a 42" plasma television, digital media player and stand is approximately $2,400. Some sites may contain multiple monitors that would be supported from a single forward storage media player.

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

            We intend to operate the new locations and network broadcast remotely, utilizing a "forward storage media player" consisting of a terrestrial digital Internet/Ethernet connected hard drive, located at the out-of-home location that uses "pull" not "push" technology, to deliver the content to the location. Utilizing this "real-time" technology, we can update content on-demand, track data from the location, including commercial spot line-up, frequency and rotation, one-time advertisements, play lists and other digital signage data and configurations. With our acquisition of American Broadcast Group, LLC, we now have an in-house sales force that is compensated on an incentive basis. If we are unable to operate the new territories remotely, it could have a substantial and adverse impact on our expansion and capital plan.

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

            Bar TV and Gym TV

            We plan to aggressively expand the Bar TV concept, which is directed at a specific demographic population focused on chain or multiple location bars, taverns and entertainment destinations. We look to work with the locations utilizing their pre-existing marketing materials, logos and websites to create their digital signage signature and to work with their vendors to provide us with early advertisement and promotion tie-ins on the network. We plan to convert suitable current locations to a forward storage media player and a monthly subscription service fee.  We have completed the beta testing of our Gym TV network at locations with Gold's Gym franchisees and World Gyms and independent gyms throughout Florida. We have attended the National Fitness Trade Shows, and were able to execute new agreements for Gym TV locations in several additional states as part of our currently planed national roll-out. We are currently following up on national chains and intend to expand Gym TV as a subscription service. We believe that upon obtaining critical mass, manufacturers and retailers that market health related products such as vitamins, health foods, bicycles, athletic equipment and sporting events will consider directing part of their promotional/advertising budget to a specific sector of the population. We believe that the health club/gym market is well suited to our concept of "leisure destinations driving traffic to retail locations."

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

Acquisition of  American Broadcast Group LLC

            On November 1, 2007, we completed our purchase of American Broadcast Group LLC , a privately held Florida based digital signage advertising sales organization. Upon consummation of the acquisition, we discontinued our existing sales efforts. We then placed full responsibility for all sales functions of our company, including current and future locations on our Bar TV, Gym TV and Hotel TV and  affiliated networks, with our new subsidiary, American Broadcast Group LLC. All sales efforts for Destination Television our now being handled by our new subsidiary.

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

ITEM 3 - LEGAL PROCEEDINGS

            We are not party to any legal proceedings nor are we aware of any investigation, claim or demand made on us that may reasonably result in any legal proceedings.

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

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

            The primary market for our common stock is the OTC Bulletin Board, where it trades under the symbol "DSTV."

            The following table sets forth the high and low closing prices for the shares of our common stock, for the periods indicated, as provided by the OTC Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

Quarter Ending	High	Low

January 31, 2006	$0.19	$0.08
April 30, 2006	0.42	0.10
July 31, 2006	0.31	0.08
October 31, 2006	0.18	0.06

Quarter Ending	High	Low

January 31, 2007	$0.133	$0.031
April 30, 2007	0.084	0.031
July 31, 2007	0.098	0.045
October 31, 2007	0.049	0.025

Price Range of Series B Preferred Stock

            All of the shares of our Series B Preferred Stock are owned by our President, Gordon Scott Venters. There is no public market for our Preferred Stock.

Shareholders

            As of February 8, 2007, we had 55,778,760 shares of common stock and 5,750,000 shares of Series B Preferred Stock outstanding. The Series B Preferred Stock is convertible into 5,750,000 shares of common stock.

            As of February 8, 2007, we had approximately 400 shareholders of our common stock and as of that date we had one shareholder of our Series B Preferred Stock.

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

Changes in Securities and Use of Proceeds

Common Stock

            Stock Issuances

            During the fourth quarter ended October 31, 2007, we issued a total of 1,825,000 shares of common stock. The newly issued shares consisted of: 500,000 shares that were sold to an accredited investor for $20,000 cash; 1,000,000 shares that were issued to our President and Chief Executive Officer, Gordon Scott Venters, in exchange for accrued but unpaid salary in the amount of $40,000; 100,000 shares in payment of directors' fees (50,000 shares to Mr. Venters and 50,000 shares to Mr. Nugent), valued at a total of $4,000; and a total of 225,000 shares to two employees for services that were valued at $9,000, based on the market price of $0.04 per share; and 500,000 shares that were sold for $20,000 cash, in a private transaction at $0.04 per share. The cash received was used for working capital. All of the shares issued were restricted as to transferability. The issuances were all made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients had access to all relevant information necessary to evaluate the investment and they represented to us that the securities were being acquired for investment purposes.

            As of October 31, 2007, we had 52,258,760 shares of common stock outstanding.

            Subsequent to the end of our October 31, 2007 fiscal year, in November 2007, we issued a total of 3,520,000 shares of common stock in connection with the acquisition of American Broadcast Group LLC.

            As of February 8, 2008, we had 55,778,760  shares outstanding.

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

Results of operations for the Fiscal Years Ending October 31, 2007 and October 31, 2006

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

            In the fiscal years ending October 31, 2007 and 2006,  we reported  nominal sales of $26,108 and $15,499, respectively.  Sales in both periods were primarily of an experimental nature, wherein we tested and refined different concepts and approaches for potential advertisers. Included in our sales in fiscal 2007 was a sale of one of our Internet domain names for $7,500. We expect a significant increase of revenues in fiscal 2008 because of our acquisition of a digital signage advertising  sales organization in November 2007.

Expenses

            Selling, General and Administrative

  Selling, general and administrative expenses for the fiscal year ended October 31, 2007 decreased $345,045 or 33% to $691,131 from $1,036,185 in fiscal 2006.  This decrease is primarily attributable to a $45,000 decrease in litigation expenses, a $169,000 decrease in cost of production personnel and sales staff, a $209,000 decrease in stock compensation for services paid with our common stock, a $16,000 decrease in depreciation expense, partially offset by an increase of $8,000 for professional fees, and an increase of approximately $7,000 for officer wages.  As a percent of total expenses, selling and general administrative expenses were 95% and 78% for the fiscal years ended October 31, 2007 and 2006, respectively.

            Interest Expense

            Interest expense in fiscal year 2007 decreased by approximately $226,000 to $38,101 from $264,090 in fiscal year 2006. Interest expense for 2007, which totaled $38,101, consisted of accrued interest on the outstanding Terry notes and loans payable and estimated accrued interest on our payroll tax liabilities.  Interest expense for 2006 included accrued interest totaling $64,090 on outstanding Terry notes and loans payable and estimated interest on payroll tax liabilities, and an additional $200,000 non-cash charge for the value of the beneficial conversion feature of the notes issued to Dr, Terry in fiscal year 2006.

            Loss on Impairment of Long-lived Assets

            For the fiscal year ended October 31, 2006, we determined that a permanent impairment in the value of certain assets had occurred. As a result, we recorded a write-down of fixed assets in the amount of $30,000 for the year ended October 31, 2006. For the year ended October 31, 2007, we concluded that there was no impairment of any of our assets and no charge was required.

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

Losses

            Our net loss before taxes, was $703,124 in the year ended October 31, 2007, compared to $1,314,776 for the year ended October 31, 2006. Included in our losses in the 2007 fiscal year was a non-cash charge of $49,225, which we recorded, as expense, for the fair value of consultants' options. In the 2006 fiscal year, we recorded an expense of $200,000, for the value of the beneficial conversion feature of the notes issued to Dr. Terry. Although we have substantial tax carry-forwards, we have not reduced our net loss for the year by any tax benefit, because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

            Although we believe our revised business model and newly acquired sales organization may provide an increase in revenue and a reduction in losses for the year ending October 31, 2008, there can be no assurance that we will achieve profitability, generate new revenues, or sustain growth in the future. The viability of our business plan necessitates that we significantly expand the number of locations that are part of our network to reach that level or critical mass of locations needed to attract additional sales companies that are able to secure national advertisers for our networks. Without required funding, we will not be able to increase our locations or attract sales organizations and national advertisers.

Impact of Inflation

            It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

          For the period November 1, 1999 through October 31, 2007, we have not generated cash from operations.  Cash used by operating activities was $250,415 and $534,099 for the fiscal years ended October 31, 2007 and 2006, respectively.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During fiscal year 2007, our financing activities provided total funds of $315,000. Similarly, our financing activities provided total funds of $520,500 for fiscal year 2006.

            Our liabilities, all of which are current liabilities (due within one year), totaled approximately $1,250,000 at October 31, 2007.  Of that amount, $575,000, plus accrued interest of $76,224, was owed to Dr. Terry. The $575,000 of principal consists of: $400,000 in the form of 6% convertible notes, of which $200,000 is secured by all of our assets, and $175,000 in 6% non-convertible unsecured loans. Additionally, we owed Dr. Terry $261,000 for accrued rent. Our other major liability is for payroll taxes, which is approximately $235,000, including interest and penalties, at October 31, 2007. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities and, in November, we submitted an Offer in Compromise to substantially reduce our liability. We are awaiting a decision from the Internal Revenue Service as to whether they will accept our Offer. There is no assurance that we will be able to reach a settlement of our payroll tax liabilities acceptable to us.

            We have funded our cash needs during the last two fiscal years through the issuance of our common stock and convertible and non-convertible notes. We also used our common stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next 12 months through the sale of additional shares of our common stock and/or convertible securities.

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

ITEM 7 - FINANCIAL STATEMENTS

            Our audited financial statements for the fiscal years ended October 31, 2007 and October 31, 2006 follow Item 14, beginning at page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On January 18, 2008, we accepted the resignation of Michael F. Cronin, CPA as our principal independent registered public accounting firm. Concurrent with the acceptance of the resignation of Michael F. Cronin, CPA, our Board of Directors engaged Patrick Rodgers, CPA, PA as our independent registered public accounting firm to audit our financial statements for the year ending October 31, 2007. Our Board of Directors approved the decision to change independent registered accounting firms.We did not consult with Patrick Rodgers CPA, PA on any matters described in Item 304 (a)(2)(i) and Item 304 (a)(2)(ii) of Regulation S-B at any time prior to January 18, 2008.

            During the fiscal years ended October 31, 2006 and 2005 and through the date of our acceptance of the resignation of Michael F. Cronin, CPA (January 18, 2008), there were no disagreements with Michael F. Cronin, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Michael F. Cronin, CPA would have caused Michael F. Cronin, CPA to make reference to the disagreements in connection with his reports on our financial statements for such years. Since the engagement  of Patrick Rodgers, CPA, PA, we have had no disagreements with that firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

            The reports of Michael F. Cronin, CPA on our financial statements for the fiscal years ending October 31, 2006 and October 31, 2005 contained a statement indicating substantial doubt about our ability to continue as a going concern because of our ongoing losses from operations.  The audit reports of Michael F. Cronin, CPA on our financial statements for the fiscal years ended October 31, 2006 and 2005 contain no other adverse opinion, disclaimer of opinion or modification as to  uncertainty, audit scope  or accounting principles (as described in item 304(a)(1)(ii) of Regulation S-B).

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended October 31, 2007, Gordon Scott Venters who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of October 31, 2007, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

            The following is a list of our directors and executive officers, their respective ages and the positions they hold with us.

Name	Age	Positions

Gordon Scott Venters	46	Director, Chief Executive Officer and President
Todd Nugent	49	Director

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

            Gordon Scott Venters has been President and Chief Executive Officer and a Director of Destination Television since December 1996. He had also served as a member of our Board of Directors from March 1994 to May 1995. Prior to joining Destination Television, Inc., Mr. Venters He was engaged in the entertainment industry, including the financing, management and production of films, videos, and recordings. From May 1996 until December 1996, he served as president and a director of Quantum Entertainment Company in Los Angeles. From 1990 to 1993, Mr. Venters served as the president and chief executive officer of Flash Entertainment, Inc., an independent feature film company and predecessor of our company, during which time he was the executive producer of the feature film "No More Dirty Deals" and five music videos. He had previously been the executive producer of two full-length feature films, "Shakma" and "Shoot." Mr. Venters has also been a financial advisor and a registered stockbroker with F.D. Roberts Securities and Prudential-Bache Securities, Inc.

            Todd Waddell Nugent, a private real estate investor for more than the past five years has served as a director on our board since 1996. He was our Chief Executive Officer from July 1996 to December 1996 and served as  President of our company's Entertainment Film Partners division from December 1996 to February 1997, at which time the division was eliminated. Mr. Nugent had previously been Chief Executive Officer of StraDigi Telecommunications, Inc., a telecommunications group and Multi-Channel Video Programming, Inc., a point-of-purchase television company that he  co-founded. Mr. Nugent, a former stockbroker, received his B.A. degree in Business Management from Eckerd College.

Audit Committee

            We do not have an audit committee. Our entire Board of Directors serves as our audit committee. As we add directors to our board, we plan to consider the formation of an audit committee. We have no other committees of the Board of Directors.

Compensation of Directors

            Members of our board of directors receive, on an annual basis, shares of our common stock, as payment for services. In 2007 and 2006, directors Gordon Scott Venters and Todd Nugent each received 50,000 shares of common stock. Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at board meetings.

Compliance with Section 16(a) of the Securities Exchange Act

            Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. We believe that our directors, Gordon Scott Venters and Todd Nugent, have filed all requisite forms on a timely basis, and that Dr. Harold Terry has not filed all required Forms 3, 4 and 5. Dr Terry has advised us that he is the process of making the necessary filings.

Code of Ethics

            We have adopted a Code of Ethics for all of our employees, directors and officers. It is available for viewing at our website, www.destinationtelevision.com.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

            The following table provides summary information for the fiscal years 2005, 2006 and 2007 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Gordon Scott Venters, our president and chief executive officer. No other officer earned more than $100,000 during the period.

Summary Compensation Table
		Annual Compensation				Awards	Payouts

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

Gordon Scott Venters, President and Chief Executive Officer	2005	$133,000		0	0	0		0
	2006	139,650		0	0	0	1,300,000 shares	0
	2007	146,632	(1)	0	0	0		0

            (1) Includes $89,791 of salary that was unpaid as of October 31, 2007.

Employment Agreements

            Gordon Scott Venters is employed as our President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provided for an annual salary of $133,000, which was the same as in previous years, annual increases of a minimum of 5%, and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of our common stock at that time, which were restricted as to transferability. The shares were valued at $100,000 ($0.10 per share), which was charged to Deferred Compensation, to be expensed over the 36-month term of the agreement at $2,778 per month. In September 2006, Mr. Venters was issued, as additional compensation, 1,300,000 shares that are restricted as to transferability. These shares were valued at $117,000 ($0.09 per share). The agreement additionally provided for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason."

            In April 2007, Mr. Venters acquired from us 500,000 shares of our common stock, which were valued at $26,000, or $0.052 per share, in exchange for the repayment of a $25,000 loan he had made to us in August 2006 and the balance of $1,000 was applied to accrued unpaid salary. Additionally, in August 2007, he acquired 1,000,000 shares of our common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of October 31, 2007, Mr.Venters was owed $89,791 for accrued unpaid salary.

            In November 2007,  a new employment agreement was executed that extended the previous employment for an additional three years.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information concerning the ownership of our common stock and Series B Preferred Stock as of February 8, 2008, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of each class of stock, (ii) all of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of February 8, 2008, there were: 55,778,760 shares of common stock and 5,750,000 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock and has the equivalent voting rights of four shares of common stock.

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

Name and Address of Beneficial Owner and Relationship to the Company	Class Common	Percent	Series B Pfd. (Percent)		Total common including shares which may be acquired within 60 days		Combined Percent

Gordon Scott Venters 530 N. Federal Highway Fort Lauderdale, FL 33301 President and Director	2,952,724	5.3%	5,750,000	(100%)	8,722,724	(1)	15.6%	(1)

Todd Nugent 23190 Coconut Shores Dr. Bonita Springs, FL 34134 Director	133,050	0.2	0		133,050		0.2

Dr. Harold K. Terry 600 NE 55th Terrace Miami, FL 33137 Beneficial Owner of more than 5% of Class	11,975,473	21.5	0		17,975,473	(2)	29.1	(2)

Directors and Executive Officers as a group (-2-persons)	3,085,774	5,5%	5,750,000	(100%)	8,855,774	(1)	15.9%	(1)

            (1) Includes 5,750,000 common shares that are issuable upon conversion of our Series B preferred stock.

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Dr. Harold Terry

        In fiscal year October 31, 2007, Dr. Harold Terry, a major shareholder of our company's common stock, acquired for $60,000 cash consideration, 750,000 shares of our common stock at $0.08 per share. In fiscal year 2006, he acquired, for $100,000 cash, 1,000,000 shares of our common stock at $0.10 per share. The shares are restricted as to transferability.

        In fiscal year 2006, Dr. Terry acquired. $200,000 of our 6% secured convertible notes, which increased his ownership of these note to $400,000. The notes are secured by all of our assets.  No additional convertible notes were acquired in fiscal year 2007.

        In fiscal year 2007, Dr. Terry made $125,000 of unsecured loans to us, in addition to the $50,000 of unsecured loans he had made in fiscal year 2006. The loans bear interest at 6%.

        We lease the building that houses our offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which we have accrued but not paid.

        As of October 31, 2007 and October 31, 2006, we owed Dr. Terry for accrued interest $76,224 and $46,249, respectively; and for accrued rent $261,000 and $207,000, respectively. These amounts are included in our balance sheets as accounts and accrued expenses payable.

Directors

        In August 2007, 100,000 shares of our common stock were issued as directors' fees (50,000 to Mr. Venters and 50,000 to Mr. Nugent) and were valued at $13,000 or $0.04 per share, which was representative of the approximate market value at the date of issuance. In fiscal year 2006, the Company issued 50,000 shares to each of its two directors as payment for service as directors. The shares were valued at $0.25 per share or a total of $12,500 for each director. The shares are restricted as to transferability.

Gordon Scott Venters

        In November 2004, Gordon Scott Venters, entered into a  three-year employment agreement, which is described above in Item 10- Executive Compensation-Employment Agreements.  In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to our company in the amounts of $25,000 and $5,000, respectively. In April 2007,  we  repaid the $5,000 loan and Mr. Venters acquired from us 500,000 shares of our common stock, which were valued at $26,000, or $0.052 per share, in exchange for the $25,000 loan, and the balance of $1,000 was applied to accrued unpaid salary. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of October 31, 2007, Mr.Venters was owed $89,791 for accrued unpaid salary.

        In November 2007,  a new employment agreement was executed that extended the previous employment for an additional three years. Additionally, in November 2007, Mr. Venters acquired 2,000,000 shares of our Series B Preferred Stock, which is convertible into 2,000,000 shares of our common stock, which were valued at $0.028 per share, in exchange for $56,000 of accrued unpaid salary.

 ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No
2.1	Stock Purchase Agreement for National Hotel Television Network, Inc. dated December 31, 2004 (*13)
2.2	Agreement and Plan of Reorganization with ALW Communications, Inc. dated December 31, 2004 (*13)
3.1(a)	Articles of Incorporation (*5)
3.1(b)	Articles of Amendment dated October 2, 2001(*3)
3.1(c)	Articles of Amendment dated April 9, 2002 (*1)
3.1(d)	Designation of Series A Convertible Preferred Stock (*3)(*4)
3.1(e)	Designation of Series B Convertible Preferred Stock (*2)
3.1(f)	Articles of Amendment dated February 25, 1992 (*5)
3.1(g)	Articles of Amendment Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated October 29, 2003 (*7)
3.1(h)	Amendment of Certificate of Incorporation effective February 7, 2007 (*17)
3.1(i)	Articles of Amendment Certificate of Designations, Preference and Rights of Series B Preferred Stock dated November 27, 2007 (*20)
3.2	Bylaws (*5)
10.1	Securities Purchase Agreement with La Jolla Cove Investors, Inc. dated September 2002 (*9)
10.2	Registration Rights Agreement with La Jolla Cove Investors, Inc. dated September 2002 (*9)
10.3	7 ¾ % Convertible Note for $300,000 dated September 2002 (*9)
10.4	Warrant to Purchase Common Stock dated September 2002 (*9)
10.5	La Jolla Letter of Addendum dated September 2002 (*9)
10.6	Warrant to Purchase Common Stock dated October 2003 (*7)
10.6(a)	Letter of Clarification of Warrant (*10)
10.6(b)	Agreement of Settlement of La Jolla Cove Litigation dated October 2003 (*11)
10.7	Promissory Note to La Jolla Cove Investors, Inc. dated October 2003 (*7)
10.8	Chincholl Consulting Agreement dated September 2003 (*6)
10.8(a)	Chincholl Stock Option Agreement under Consulting Agreement dated February 2004 (*10)
10.9	Gross Consulting Agreement dated September 2003 (*6)
10.9(a)	Gross Stock Option Agreement under Consulting Agreement dated February 2004 (*10)
10.10	Convertible Promissory Note to Harold K. Terry dated April 2003 (*8)
10.11	Convertible Promissory Note to Harold K. Terry dated October 2003 (*10)
10.12	Strategic Alliance Agreement with UTEK Corporation dated November 2003 (*10)
10.13	Employment Agreement with Gordon Scott Venters dated October 10, 1997 (*5)
10.14	Employment Agreement with Gordon Scott Venters dated November 15, 2004 (*12)
10.15	Employment Agreement for Alec Lindenauer with Hotel TV, Inc. dated December 31, 2004 (*13)
10.16	Employment Agreement for Lou Wolfson with Hotel TV, Inc. dated December 31, 2004 (*13)
10.17	Letter of Intent with Mohammad R. Ahmadi and Integrated Media Systems, Inc. dated June 9, 2005 (*14)
10.18	Membership and Service Agreement between National Hotel Television Network D/B/A Citybuzz.tv and Citybuzz.tv dated September 6, 2005 (*15)
10.19	Membership and Service Agreement between Hotel TV, Inc. D/B/A Citybuzz.tv and Citybuzz.tv, Inc. dated September 6, 2005 (*15)
10.20	Membership and Service Agreement between Citybuzz.tv and National Hotel Television Network dated August 29, 2005 (*15)
10.21	Stock purchase Agreement with Integrated Media Systems, Inc. and Mohammad R. Ahmadi. dated August 8, 2006 (*16)
10.22	Consulting Agreement between Destination Television, Inc. and James Chincholl dated April 2, 2007 (*18 )
10.23	Employment and Fee Agreement between Destination Television, Inc. and David L. Kahn, Esq.datedApril 2, 2007 (*18)
10.24	Purchase Agreement among Destination Television, Inc., Fred Durham and American Broadcast Group LLC dated July 8, 2007 (*19)
10.25	Employment Agreement with Gordon Scott Venters dated November 26, 2007 (*20)
21.0	Subsidiaries of Registrant
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
(*1)	Incorporated by reference to our report on Form 8-K filed April 16, 2002
(*2)	Incorporated by reference to our report on Form 8-K filed July 15, 2002
(*3)	Incorporated by reference to our report on Form 8-K filed October 1, 2001
(*4)	Incorporated by reference to our report on Form 8-K filed March 23, 2001
(*5)	Incorporated by reference to our filing on Form 10-SB filed July 7, 2000
(*6)	Incorporated by reference to our S-8 filing of September 5, 2003
(*7)	Incorporated by reference to our report on Form 8-K filed October 31, 2003
(*8)	Incorporated by reference to our report on Form 10-QSB filed June 20, 2003
(*9)	Incorporated by reference to our report on Form 10-KSB filed February 13, 2003
(*10)	Incorporated by reference to our report on Form 10-KSB filed February 13, 2004
(*11)	Incorporated by reference to our SB-2/A filing of June 14, 2004
(*12)	Incorporated by reference to our report on Form 8-K filed November 18, 2004
(*13)	Incorporated by reference to our report on Form 8-K filed January 6, 2005
(*14)	Incorporated by reference to our report on Form 8-K filed June 10, 2005
(*15)	Incorporated by reference to our report on Form 10-QSB filed September 20, 2005
(*16)	Incorporated by reference to our report on Form 8-K filed on August 10, 2006
(*17)	Incorporated by reference to our Schedule 14C Definitive Information Statement filed January 16, 2007
(*18)	Incorporated by reference to our S-8 filing dated April 2, 2007
(*19)	Incorporated by reference to our report on Form 8-K filed July 10, 2007
(*20)	Incorporated by reference to our report on Form 8-K filed November 26, 2007

(b) Reports on Form 8-K

            On November 7, 2007, we reported on Form 8-K, under Item 1.01 and 3.02 that we completed the Acquisition of American Broadcast Group LLC.
            On November 27, 2007, we reported on Form 8-K, under Items 1.01, 3.02 and 3.03 that we extended the Gordon Scott Venters Employment Agreement; issued additional Series B Preferred Stock and increased the authorized shares of Series B Preferred Stock.
            On January 17, 2008, we reported on Form 8-K/A under 2.01, amending our November 7, 2007 filing, by including financial statements of American Broadcast Group LLC.
            On January 22, 2008, we reported on form 8-K under 4.01 that we changed  our registered accounting firm.

  ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

            The only professional services rendered by Michael F. Cronin, CPA to the Company for the fiscal years ended October 31, 2007 and October 31, 2006 were audit services, the fees for which were $5,000 for each year. Michael F. Cronin, CPA did not provide audit-related services, tax services or other services during either fiscal year.

DESTINATION TELEVISION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Financial Statements:
Balance Sheets as of October 31, 2007 and 2006	F-3
Statements of Operations for the years ended October 31, 2007 and 2006	F-4
Statements of Changes in Stockholders' Deficiency for the years ended October 31, 2007 and 2006	F-5
Statements of Cash Flows for the years ended October 31, 2007 and 2006	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Destination Television, Inc.
Fort Lauderdale, Florida

I have audited the accompanying consolidated balance sheet of Destination Television, Inc. and subsidiaries (the "Company") as of October 31, 2007 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Destination Television, Inc. and subsidiaries as of October 31, 2007  and the results of its operations, its cash flows and changes in stockholders' deficiency for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred total operating losses in the last two fiscal years, through October 31, 2007, of approximately $2,000,000. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. Its plan is included in Note 15 of the financial statements. The Company has primarily funded its operations through the sale of its common stock and proceeds of debt borrowings. There can be no assurance that the Company will be able to do so in the future, and, if so, provide it with sufficient capital and on terms favorable to the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise from the outcome of these uncertainties.

February 13, 2008

/s/ Patrick Rodgers, CPA, PA

Patrick Rodgers, CPA, PA
Altamonte Springs, Florida

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 MICHAEL F. CRONIN
Certified Public Accountant

Board of Directors and Shareholders
Destination Television, Inc.
(formerly Magic Media Networks, Inc.)
Fort Lauderdale, Florida

I have audited the accompanying consolidated balance sheet of Destination Television, Inc. (formerly Magic Media Networks, Inc.) and subsidiaries (the "Company") as of October 31, 2006 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Destination Teelevision, Inc. (formerly Magic Media Networks, Inc.) and subsidiaries as of October 31, 2006 and the results of its operations, its cash flows and changes in stockholders' deficiency for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred total operating losses in the last two fiscal years, through October 31, 2006, of approximately $2,600,000. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. Its plan is included in Note 15 of the financial statements. The Company has primarily funded its operations through the sale of its common stock and proceeds of debt borrowings. There can be no assurance that the Company will be able to do so in the future, and, if so, provide it with sufficient capital and on terms favorable to the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise from the outcome of these uncertainties.

February 13, 2007

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant Orlando, Florida

DESTINATION TELEVISION, INC. Consolidated Balance Sheets

	October 31, 2007	October 31, 2006

ASSETS

Current Assets:
Cash and cash equivalents	$40,838	$12,044
Cash - restricted	0	100,000
Prepaid expenses	3,650	0

Total Current Assets	44,488	112,044

Property and equipment - net	95,535	106,834
Due from American Broadcast Group LLC	21,091	0
Acquired amortizable intangible assets	2,080	2,380

Total Assets	$163,194	$221,258

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts and accrued expenses payable	$440,279	$318,003
Payroll taxes payable	234,797	268,409
Convertible notes payable - related party	400,000	400,000
Loans payable - related party	175,000	50,000
Loans payable - officer	0	25,000
Loans payable - other	0	25,000

Total Current Liabilities	1,250,076	1,086,412

Stockholders' Deficiency:
Preferred stock, Series B convertible ($0.0001 par value)
3,750,000 shares authorized and issued	150,000	150,000
Common stock ($0.0001 par value)
200,000,000 shares authorized
52,258,760 shares issued (43,348,427 in 2006)	6,104,357	5,656,295
Accumulated deficit	(7,341,239)	(6,638,116)
Deferred compensation	0	(33,333)

Total Stockholders' Deficiency	(1,086,882)	(865,154)

Total Liabilities and Stockholders' Deficiency	$163,194	$221,258

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC. Consolidated Statements of Operations

	Year Ended
	October 31, 2007	October 31, 2006

Net sales	$26,108	$15,499

Selling, general and administrative expense	596,972	950,878
Consulting expense	94,158	85,307
Interest expense	38,101	264,090
Impairment of goodwill and long-lived assets	0	30,000

Total expenses	729,231	1,330,275

Net loss before income taxes	(703,123)	(1,314,776)

Income tax expense	0	0

Net loss	$(703,123)	$(1,314,776)

Basic and diluted loss per share	$(0.01)	$(0.03)

Weighted average common share equivalent outstanding	51,547,522	44,865,599

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC. (formerly Magic Media Networks, Inc.) Statement of Changes in Stockholders' Deficiency

	Common Stock		Series B Preferred Stock		Accumulated Deficit	Deferred Compensation	Total Stockholders' Deficiency

	Shares	Amount	Shares	Amount

Balance October 31, 2005	38,194,257	$4,829,288	3,750,000	$150,000	$(5,323,340)	$(66,667)	$(410,719)

Issued for cash	2,234,102	220,500					220,500
Issued for services	2,620,068	376,507					376,507
Issued in payment of liability	300,000	30,000					30,000
Beneficial conversion feature - notes	0	200,000					200,000
Deferred compensation expense						33,334	33,334
Net loss for year ended October 31, 2006					(1,314,776)		(1,314,776)

Balance October 31, 2006	43,348,427	$5,656,295	3,750,000	150,000	$(6,638,116)	$(33,333)	$(865,154)

Issued for cash	5,100,000	215,000					215,000
Issued for services	2,310,333	117,837					117,837
Issued in payment of liability	1,500,000	66,000					66,000
Issuance of stock options		49,225					49,225
Deferred compensation expense						33,333	33,333
Net loss for year ended October 31, 2007					(703,123)		(703,123)

Balance October 31, 2007	52,258,760	$6,104,357	3,750,000	$150,000	$(7,341,239)	$0	$(1,086,882)

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC. (formerly Magic Media Networks, Inc.) Consolidated Statements of Cash Flows
	Year Ended
	October 31, 2007	October 31, 2006

Operating activities:
Net loss	$(703,123)	$(1,314,776)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	26,300	42,550
Recognition of deferred compensation	33,333	33,334
Grant of stock options at fair value	49,225	0
Stock issued for services	158,837	376,507
Discount arising from beneficial conversion feature
included in interest expense	0	200,000
Impairment	0	30,000
Decrease (Increase) in restricted cash for payment of payroll taxes	100,000	(100,000)
Increase in payables and accrued expenses	88,663	198,286
Increase in prepaid expenses	(3,650)	0

Cash used by operating activities	(250,415)	(534,099)

Investing activities:
Acquisition of fixed assets	(14,700)	(13,092)
Advance to American Broadcast Group LLC	(21,091)	0

Cash used by investing activities	(35,791)	(13,092)

Financing activities:
Proceeds from issuance of common stock	215,000	220,500
Proceeds convertible notes - related party	0	200,000
Proceeds loan payable - related party	125,000	50,000
Proceeds loan payable - officer	0	25,000
Proceeds loan payable - other	0	25,000
Repayment loan payable-other	(25,000)	0

Cash generated by financing activities	315,000	520,500

Cash used by investing activities	(35,791)	(13,092)

Increase (decrease) in cash	28,794	(26,691)
Cash and cash equivalents - beginning	12,044	38,735

Cash and cash equivalents - ending	$40,838	$12,044

Supplemental disclosure of non-cash financing activity:
Issued 480,679 shares of common stock in repayment of loan payable-officer	$25,000	$0

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC.

 Summary of Significant Accounting Policies
 Fiscal Years Ended October 31, 2007 and October 31, 2006

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $26,000 and $42,250 for 2007 and 2006, respectively. A summary of fixed assets and the related accumulated depreciation is as follows:

	2007	2006

Equipment	$ 236,318	$ 221,617
Accumulated depreciation	(140,783)	(114,783)

Net	$ 95,535	$ 106,834

DESTINATION TELEVISION, INC.

 Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2007 and October 31, 2006

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

          Impairment of Value of Fixed Assets

Upon completion of a review of certain fixed assets acquired in 2005, as they relate to the Company's revised business model, it was determined that a permanent impairment in the value of those assets had occurred. As a result, the accompanying consolidated statement of operations for the year ended October 31, 2006, reflects a write-down of fixed assets in the amount of $30,000.

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

DESTINATION TELEVISION, INC.

Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2007 and October 31, 2006

Summary of Significant Accounting Policies (Cont'd)

Stock Based Compensation

Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and EITF Issue No. 96-18,  "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are to be accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

Stock-based awards to employees are accounted for using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. The Company adopted SFAS 123(R) using the "modified prospective" transition method beginning with the first quarter of 2006. Under this method, awards that are granted, modified, or settled after December 15, 2005, are to be measured and accounted for in accordance with SFAS 123(R). In addition, beginning in the first quarter of 2006, expenses were to be recognized in the earnings statement for unvested awards that were granted prior to the adoption of SFAS 123(R). The expense was to be based on the fair value determined at grant date under SFAS 123, "Accounting for Stock-Based Compensation."

There was no impact on the consolidated financial statements for the fiscal years ended October 31, 2007 and 2006, since no employee stock options were granted during those periods.

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments,â€  requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

DESTINATION TELEVISION, INC.

Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2007 and October 31, 2006

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

If the Company had generated earnings during the year ended October 31, 2007, six million equivalent shares that would have been issuable upon conversion of the Company's convertible notes payable would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding. In fiscal year ended October 31, 2006, 2.3 million common equivalent shares would have been added to the weighted average shares outstanding to compute the diluted weighted average shares outstanding.

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

DESTINATION TELEVISION, INC.

Summary of Significant Accounting Policies
 Fiscal Years Ended October 31, 2007 and October 31, 2006

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

DESTINATION TELEVISION, INC.

Summary of Significant Accounting Policies
 Fiscal Years Ended October 31, 2007 and October 31, 2006

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

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company's year end 2007, although early adoption is permitted. The Company is assessing the potential effect of FIN 48 on its financial statements.

In February 2006, the FASB issued SFAS 155, "Accounting for Certain Hybrid Financial Instruments."  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. Dl, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This Statement:

a)        Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b)        Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c)     Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

d)        Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

Amends Statement 140 to eliminate the probation on qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(e) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2005. The adoption of this statement is not expected to have a material impact on the company's financial statements.

In March 2006, The FASB issued SEAS 156, "Accounting for Servicing of Financial Assets." This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

a)      Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

b)      Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

c)      Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

d)      At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

e)      Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the company's financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company's financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of PASS Statements No. 87, 106, and 132(R)" ("SFAS No. 158"). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulate other comprehensive income to report the funded status of defined benefit pension and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for companies fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company's fiscal year ending October 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 258 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission ("SEC"), adopted SAB No. 108,"Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the company's results of operations or financial position.

DESTINATION TELEVISION, INC.
(formerly Magic Media Networks, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2007 and October 31, 2006

1. The Company

Destination Television, Inc. (the "Company") is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. By amendment of its certificate of incorporation, the Company's name was changed in 1999 to Magicinc.com and in April 2002 to Magic Media Networks, Inc. and in February 2007 to its current title. Through the period ended October 31, 1999, the Company devoted substantially all its efforts to reorganizing its financial affairs and settling its debt obligations. During the fiscal years ended October 31, 2000 and October 31, 2001, the Company was engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, the Company redirected its business focus to the development of a private television network, in high traffic locations such as bars and nightclubs. During the development process, the Company received incidental revenue from the sale of advertising and the production of commercials. During fiscal year 2007, the Company conducted some of its operations through its wholly owned subsidiaries, Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc., which are Florida corporations that were formed in November 2002, August 2003 and November 2004, respectively.

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2008	$300
2009	300
2010	300
2011	300
Thereafter	880

Total expected annual amortization expense	$2,080

DESTINATION TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2007 and October 31, 2006

(Notes to Financial Statements Cont'd)

3. Income Taxes

The Company has approximately $9,980,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2028. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2007	2006

The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0

Total currently payable	$0	$0

Deferred:
Federal	$237,600	$385,100
State	33,500	54,100

Total deferred	271,100	439,200
Less increase in allowance	(271,100)	(439,200)

Net deferred	0	0

Total income tax provision (benefit)	$0	$0

	2007	2006

Individual components of deferred taxes are as follows:

Deferred tax asset arising from: Net operating loss carry forwards	$3,947,800	$3,692,800
Other	26,500	10,400

Total	3,974,300	3,703,200

Individual components of deferred tax allowance are as follows:

Deferred tax asset arising from Net operating loss carry forwards	(3,947,800)	(3,692,800)
Other	(26,500)	(10,400)

Total	(3,974,300)	(3,703,200)

Net Deferred Income Taxes	$0	$0

DESTINATION TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2007 and October 31, 2006

(Notes to Financial Statements Cont'd)

4. Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $54,000 for each of the years ended October 31, 2007 and October 31, 2006.

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which began October 1, 1997 and provided for a base salary of $75,000, $100,000 and $133,000 for years one, two and three, respectively and which was renewed to October 31, 2004. On November 15, 2004, effective November 1, 2004, the employment agreement was extended until October 31, 2007, and provided for an annual salary of $133,000, which is the same as in previous years; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. Mr. Venters also received 1,000,000 shares of the Company's common stock, at that time, which were restricted as to transferability. The shares were valued at $100,000, ($0.10 per share), which was charged to Deferred Compensation, to be expensed over the 36-month term of the agreement at $2,778 per month. In September 2006, Mr. Venters was issued, as additional compensation, 1,300,000 shares that are restricted as to transferability. These shares were valued at $117,000 ($0.09 per share). The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." In November 2007, the employment agreement was extended for an additional three years. As of October 31, 2007, Mr. Venters was owed $89,791 for accrued unpaid salary.

5. Cash - Restricted

In connection with the issuance by the Company in March 2006 of a secured convertible note, described below in Note 8 - Convertible Notes Payable, the proceeds were deposited in a restricted cash trust account to be used for payment of withheld payroll taxes.

6. Accounts and Accrued Expenses Payable

At October 31, 2007, Accounts and Accrued Expenses Payable consisted of the following: accounts payable, $13,264; accrued rent, $261,000, accrued interest, 76,224; and accrued officer's salary, $89,791.

7. Payroll Taxes Payable

The Company  has been delinquent in its payment of payroll taxes. As of October 31, 2007, the total of payroll taxes payable, including estimated interest and penalties, totaled $234,797. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007,  the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of Offer in Compromise to settle its payroll tax obligations. There is no assurance that the Company's offer will be accepted.  All payroll tax obligations for the calendar year 2007 have been paid as required.

8. Notes Payable

Convertible Notes Payable - Dr. Terry

On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note originally due April 15, 2004, which has been extended to April 15, 2005 and further extended to April 15, 2008. On October 12, 2003, the Company issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The maturity date of this note was extended to October 12, 2005 and further extended to October 12, 2008. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share.

On March 27, 2006, the Company issued a 6%, one-year, $100,000 secured convertible note to Dr. Terry for $100,000 cash.  The note, which has been extended until March 26, 2008, is convertible into common stock at $0.10 per share. The note is collateralized by all of the Company's assets, both tangible and intangible and is restricted as to transferability. The proceeds of the note were to be used for payment of withheld payroll taxes.  See Note 5 - Cash - Restricted.

DESTINATION TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2007 and October 31, 2006

(Notes to Financial Statements Cont'd)

On May 10, 2006, the Company issued an additional 6%, one-year $100,000 secured convertible note to Dr. Terry for $100,000 cash. The note, which has been extended to May 10, 2008, is restricted as to transferability.  The proceeds of the note were for used for working capital.

Pursuant to the requirements of Emerging Issues Task Force ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments," the issuance of the March 27, 2006 $100,000 convertible note resulted in a discount being recorded in the amount of $100,000 arising from an embedded beneficial conversion feature. The note conversion formula provides for a $0.15 per share discount from fair market value. The total discount was limited to the principal amount of the note, $100,000, which was fully amortized as interest expense at the time of issuance of the note; correspondingly, Shareholders' equity - Common stock was increased by a like amount. The issuance of the May 10, 2006, $100,000 convertible note also resulted in a discount in the amount of $100,000 arising from an embedded beneficial conversion feature. The total discount was limited to the principal amount of the note, $100,000, which was fully amortized as interest expense at the time of issuance of the note; correspondingly, Shareholders' equity - Common stock was increased by a like amount. There were no convertible notes issued by the Company in the fiscal year ended October 31, 2007.

The convertible notes have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

9. Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During fiscal year 2007, the Company issued a total of 5,100,000 shares of common stock for $215,000, of which 750,000 shares were sold to Dr. Terry in November 2006, for $60,000, or $0.08 per share, as described below, Note 11- Related Party Transactions; and 4,350,000 were sold to other accredited investors at between $0.03 and $0.05 per share

During fiscal year 2006, the Company issued a total of 2,234,102 shares of common stock for $220,500, of which 1,000,000 shares were sold to Dr. Harold Terry at $0.10 per share,  and 1,234,102 were sold to other accredited investors at between $0.05 and $0.15 per share.

These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Stock Issued for Services

During the fiscal year ended October 31, 2007, the Company issued a total of 2,310,333 shares of common stock for services. Of this total, 200,000 shares were issued in December 2006 for consulting services and were valued at $12,000 or $0.06 per share, which was representative of the approximate market value at the date of issuance. In April 2007, a total of 1,785,333 shares were issued to various employees, independent contractors and consultants and were valued at $92,837, or $0.052 per share, which was representative of the approximate market value at the date of issuance. In August 2007, 225,000 shares were issued to employees; and 100,000 shares were issued as directors' fees (50,000 to Mr. Venters and 50,000 to Mr. Nugent) and were valued at $13,000 or $0.04 per share, which was representative of the approximate market value at the date of issuance.  These shares, except for 633,333, which were registered pursuant to Form S-8, have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

On April 2, 2007, the Company entered into a six-month consulting agreement that provided payment to the consultant as follows: 333,333 shares of the Company's common stock per month during the term of the agreement, and stock options to purchase up to 8,416,667 additional shares at prices ranging from $0.06 to $0.25 per share. The Company issued 333,333 shares and then the agreement was canceled. The options, which are described in Note 10 - Common Stock Options, expired by their terms in October 2007.

During fiscal year 2006, the Company issued 2,620,068 shares of stock for services valued at $376,506.  The total issuances included 1,300,000 shares to the Company's President, that were valued at $117,000, or $0.09 per share; 100,000 shares as directors' fees (50,000 to Mr. Venters and 50,000 to Mr. Nugent), which were valued at $25,000, or $0.25 per share; and 1,220,068 for consulting and professional services and  to various employees and independent contractors,  valued at $234,506, which represented the approximate market price at the time of issuance, ranging from $0.09 to $0.25 per share. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Stock Issued in Exchange for Debt

In April 2007, the Company's president, Gordon Scott Venters, acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, as repayment of a $25,000 loan he made to the Company in August 2006 and payment of $1,000 of accrued unpaid salary. Additionally, in October 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

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

DESTINATION TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2007 and October 31, 2006

(Notes to Financial Statements Cont'd)

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of October 31, 2007 and 2006, there were 3,750,000 shares of Series B Preferred Stock outstanding, Each share of Series B Preferred Stock is convertible into one share of common stock.

10.  Common Stock Options and Warrants

Common Stock Options

On April 2, 2007, the Company granted options, pursuant to a consulting agreement, to purchase 8,416,667 shares of common stock. The options  had an expiration date of October 2, 2007 and give the right to the grantee to purchase shares of common stock at exercise prices of $0.06 to $0.25, or an average of $0.133 per share. The number of shares of common stock to be received by the grantee was limited so that he would not beneficially own more than 10% of the then outstanding shares of common stock.  At the date of grant, the options were deemed to have a fair value of $49,225, pursuant to the Black-Scholes valuation model, which amount has been reflected as additional Consulting Expense in the Consolidated Statement of Operations for year ended July 31, 2007.

The following table summarizes the key assumptions used in determining the fair value of options granted during the year ended October 31, 2007.

Table of Key Assumptions

Interest Rate	Dividend Yield	Expected Volatility	Expected Life

5.0%	0.0%	70.0%	6 mos.

The following table summarizes the option activity during the fiscal years ended October 31, 2007 and October 31, 2006.

	Weighted Average
	Shares	Exercise Price	Fair Value

Balance 11/1/05	0	-	-
Granted during 2006	0	-	-
Exercised during 2006	0	-	-
Lapsed during 2006	0	-	-

Balance 10/31/06	0	-	-
Granted during 2007	8,416,667	$0.133	$49,225
Exercised during 2007	0	-	-
Lapsed during 2007	(8,416,667)	-	-

Balance 10/31/07	0	-	-

No options or warrants were outstanding at October 31, 2007 and October 31, 2006.

DESTINATION TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2007 and October 31, 2006

(Notes to Financial Statements Cont'd)

11. Litigation

In April 2006, the Company was sued in an action for breach of contract claiming damages in the amount of $53,000. In February 2007, the Company settled the litigation by payment of $25,000 to the plaintiffs. The Company had accrued $10,000 as contingent expense related to the litigation in the fiscal year ended October 31, 2006 and The balance of $15,000 was accrued as additional expense in fiscal year end October 31, 2007.

Upon settlement of this lawsuit in February 2007, the Company was not involved in any litigation.

12. Related Party Transactions

Dr. Harold Terry

In fiscal year October 31, 2007, Dr. Harold Terry, a major shareholder of the Company's common stock, acquired for $60,000 cash consideration, 750,000 shares of the Company's common stock at $0.08 per share. In fiscal year 2006, he acquired, for $100,000 cash, 1,000,000 shares of the Company's common stock at $0.10 per share. The shares are restricted as to transferability.

In fiscal year 2006, Dr. Terry acquired. $200,000 of the Company's 6% secured convertible notes, which increased his ownership of these note to $400,000. The notes are secured by all of the Company's assets.  The Company's convertible Notes Payable are described above in Note 8 - Notes Payable- Convertible Notes Payable - Dr. Terry.

In fiscal year 2007, Dr. Terry made $125,000 of unsecured loans to the Company in addition to the $50,000 of unsecured loans he had made to the Company in fiscal year 2006. The loans bear interest at 6%.

The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid.

As of October 31, 2007 and October 31, 2006, the Company owed Dr. Terry for accrued interest in the amounts of $76,224 and $46,249,respectively and for accrued rent $261,000 and $207,000, respectively. These amounts are included in the accompanying balance sheets as accounts and accrued expenses payable.

Directors

In August 2007, 100,000 shares of the Company's common stock were issued as directors' fees (50,000 to Mr. Venters and 50,000 to Mr. Nugent) and were valued at $13,000 or $0.04 per share, which was representative of the approximate market value at the date of issuance. In fiscal year 2006, the Company issued 50,000 shares to each of its two directors as payment for service as directors. The shares were valued at $0.25 per share, or a total of $12,500 for each director. The shares are restricted as to transferability.

Gordon Scott Venters

In November 2004, Gordon Scott Venters, entered into a  three-year employment agreement with the Company, which is described above in Note 4- Commitments-Employment Agreements.  In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan and Mr. Venters acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, in exchange for the $25,000 loan and the balance of $1,000 was applied to accrued unpaid salary. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of October 31, 2007, Mr.Venters was owed $89,791 for accrued unpaid salary.

In November 2007,  a new employment agreement was executed that extended the previous employment for an additional three years.

DESTINATION TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2007 and October 31, 2006

(Notes to Financial Statements Cont'd)

13. Supplemental Cash Flow Information

Selected non-cash investing and financing activities are summarized as follows:

	2007	2006

Stock issued for services	$ 158,837	$ 376,506
Stock issued for payment of loan payable-officer	25,000	0
Options issued for services	49,225	0

14. Subsequent Events

On November 1, 2007, the Company acquired all of the outstanding members' equity interests of American Broadcast Group LLC, a Florida based digital signage advertising sales company in exchange for 3,520,000 shares of the Company's common stock.

Additionally, on November 27, 2007, the Company issued 2,000,000 shares of Series B Preferred Stock to Gordon Scott Venters, its president and Chief Executive Officer, in exchange for payment  of $56,000 of unpaid accrued salary.

15. Ability to Continue as a Going Concern and Management Plan

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only nominal revenue in the ordinary course of its business. The lack of sales and recurring losses from operations, lack of working capital and shareholders' deficiency and delinquent payroll taxes raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity or debt funding to allow it to pursue its business plan, which involves the sale of advertising on the Company's Bar TV, Gym TV and Hotel TV networks and affiliated networks and the possible acquisition of companies in related or unrelated businesses. The Company intends to increase its revenues by retaining or acquiring sales organizations to attract national advertisers, to negotiate a plan of payment of its payroll tax liability, and to reduce its fixed cash operating expenses, so that sales exceed the Company's fixed expenses. If the Company is unable to raise additional capital it may be required to curtail its operations, abandon its business plan, or file for reorganization or liquidation.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2008	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer and principal accounting officer) and Director

February 13, 2008	/s/ Todd Nugent

Todd Nugent, Director