Form 10QSB
period 2008-01-31
DESTINATION TELEVISION, INC.
filed 2008-03-24
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended January 31, 2008

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

 Yes [  ] No  [X]

Applicable only to corporate issuers
As of March 21, 2008 (the most recent practicable date), there were 59,678,760 shares of the registrant's Common Stock, $0.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

DESTINATION TELEVISION, INC. FORM 10-QSB TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Controls and Procedures

PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 5	Other Information
Item 6	Exhibits and Reports on Form 8-K

SIGNATURES

PART I

 FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

DESTINATION TELEVISION, INC. Consolidated Balance Sheet

January 31, 2008 (unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$74,083
Accounts receivable	72,533
Prepaid expenses	3,650

Total Current Assets	150,266

Property and equipment - net	89,035
Acquired amortizable intangible assets	2,005
Goodwill	347,265
Other assets	2,360

Total Assets	$590,931

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts and accrued expenses payable	$559,465
Payroll taxes payable	220,012
Convertible notes payable - related party	500,000
Loans payable - related party	175,000
Deferred income	97,008

Total Current Liabilities	1,551,485

Stockholders' Deficiency
Preferred stock, Series B convertible ($0.0001 par value) 5,750,000 shares authorized and issued	206,000
Common stock
200,000,000 ($0.0001 par value) shares authorized
55,778,760 shares issued	6,329,637
Accumulated deficit	(7,496,191)

Total Stockholders' Deficiency	(960,554)

Total Liabilities and Stockholders' Deficiency	$590,931

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC. Consolidated Statements of Operations

	Three Months Ended
	January 31, 2008 (unaudited)	January 31, 2007 (unaudited)

Net sales	$117,210	$7,738
Cost of sales	35,154	0

Gross profit on sales	82,056	7,738

Selling, general and administrative expenses	222,138	157,693
Interest expense	14,869	14,750

Total expenses	237,007	172,443

Net loss before income taxes	(154,951)	(164,705)

Income tax expense	0	0

Net loss	$(154,951)	$(164,705)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common share equivalent outstanding	60,963,543	47,863,644

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC. Consolidated Statements of Cash Flows

	Three Months Ended
	January 31, 2008 (unaudited)	January 31, 2007 (unaudited)

Operating activities:
Net loss	$(154,951)	$(164,705)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	6,575	6,575
Stock issued for services	0	12,000
Recognition of deferred compensation	0	8,333
Change in operating assets and liabilities:
Decrease in accounts receivable	8,467	0
Decrease in deferred income	(18,703)	0
Increase in payables and accrued expenses	90,857	91,318

Cash used by operating activities	(67,755)	(46,479)

Investing activities:
Acquisition of fixed assets	0	(3,179)

Cash used by investing activities	0	(3,179)

Financing activities:
Proceeds from issuance of common stock	0	60,000
Proceeds note payable - related party	100,000	0

Cash generated by financing activities	100,000	60,000

Increase in cash	32,245	10,342
Cash and cash equivalents - beginning	41,838	12,044

Cash and cash equivalents - ending	$74,083	$22,386

Supplemental disclosure of non-cash financing activity: Issued 2 million shares of Series B Preferred Stock in repayment of Loan payable-officer	$56,000	$0

See accompanying notes to financial statements.

 DESTINATION TELEVISION, INC.
 Notes to Interim Consolidated Financial Statements
  January 31, 2008
 (Unaudited)

Note 1 - Basis of Presentation

            The interim consolidated financial statements of Destination Television, Inc. ("the Company") include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States for complete financial statements. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's October 31, 2007 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to financial statements which appear in that report. The consolidated financial statements include the results of the Company's wholly-owned subsidiary, American Broadcast Group LLC ("ABG"), a Florida limited liability company, beginning November 1, 2007, which is the date the Company acquired all of ABG's outstanding members' interests, and the results of Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc., which were incorporated in Florida in November 2002, August 2003, and November 2004, respectively. All significant inter-company account balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

Note 2 - Acquisition of American Broadcast Group LLC

            On November 1, 2007, the Company acquired all of the issued and outstanding member's interests of American Broadcast Group LLC ("ABG"), a Florida based digital signage advertising sales company.  The aggregate consideration for the transaction was $427,082. The amount exceeding identifiable assets has been reflected as goodwill and is subject to the Company's valuation policy.

            Consideration paid is summarized as follows:

Common stock issued- 3,520,000 shares valued at $0.064 per share	$ 225,280
Cash advanced	21,091
Existing debt	65,000
Deferred income on existing advertising contracts	115,711

Total consideration	$ 427,082

            Purchase price was allocated as follows:

Goodwill	$ 347,265
Cash	1,000
Accounts receivable	76,817
Other assets	2,000

Total assets acquired	$ 427,082

            Impairment of Goodwill

            Goodwill and indefinite life intangible assets are initially recorded at fair value and not amortized, but are reviewed for impairment at least annually or more frequently if impairment indicators arise. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.  The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.

            In assessing the recoverability of the Compay's goodwill, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flow, and marketplace data. There are inherent uncertainties related to these factors and management's judgment in applying these factors to the assessment of recoverability. The Company has elected to make the first business day of the last month in the fiscal year the annual impairment assessment date for goodwill. Goodwill valuations will be calculated using an income approach based on the present value of future cash flows of each applicable reporting unit. Changes in economic and operating conditions impacting these assumptions may result in goodwill impairment in future periods.

            The Company may be required to evaluate the recoverability of goodwill and other intangible assets prior to the required annual assessment if  it experiences disruptions to the business such as end market conditions, unexpected significant declines in operating results, divestiture of a significant component of the Company and market capitalization declines. These types of events and the resulting analysis may result in goodwill impairment charges in the future.

Note 3 - Notes Payable

            Convertible Notes Payable - Dr. Terry

            On December 21, 2007, the Company issued a one-year 8%, $100,000 secured convertible note to Dr. Harold Terry for $100,000 cash.  The note is convertible into common stock at $0.05 per share and is collateralized by all of the Company's assets, both tangible and intangible, and is restricted as to transferability. The proceeds of the note were used for working capital.

            As of January 31, 2008, notes payable due Dr. Terry totaled $500,000, comprised of  convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

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

Note 4 - Accounts and Accrued Expenses Payable

            At January 31, 2008, Accounts and Accrued Expenses Payable consisted of the following: accounts payable, $101,590; accrued rent, $274,500; accrued interest, $85,093; and accrued officers' salaries, $98,282.

Note 5 - Payroll Taxes Payable

            The Company has been delinquent in its payment of payroll taxes. As of January 31, 2008, the total of payroll taxes payable, including estimated interest and penalties, totaled $220,212. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of Offer in Compromise to settle its payroll tax obligations. There is no assurance that the Company's offer will be accepted.  All payroll tax obligations for the calendar year 2007 and the first fiscal quarter of 2008 have been paid as required.

Note 6 - Stockholders' Deficiency

            Stock Issued for Cash

            During the fiscal quarter ended January 31, 2008, the Company did not issue any shares of Common Stock for cash.

            Stock Issued to Acquire American Broadcast Group LLC

            On November 1, 2007, the Company acquired all of the issued and outstanding member's interests of American Broadcast Group LLC ("ABG") from ABG's sole member, in exchange for 3,520,000 shares of the Company's common stock. The shares were valued at $225,280, or $0.064 per shares, which represented the approximate market value on July 6, 2007, the date the agreement was entered into by the parties. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration. The newly issued shares are restricted as to transferability and may not be offered for sale, sold or otherwise transferred except pursuant to an exemption from registration under the Securities Act of 1933, as amended.

            Stock Issued for Services

            During the fiscal quarter ended January 31, 2008, the Company did not issue any shares of Common Stock as consideration for services.

            Series B Preferred Stock Issued in Exchange for Debt

            On November 27 , 2007, the Company's president, Gordon Scott Venters, acquired from the Company 2,000,000 shares of its Series B Preferred Stock as payment of $56,000 of accrued unpaid salary. The shares were valued at $56,000, or $0.028 per share, which represented the approximate value, at the date of issuance, of the common stock into which the Series B Preferred Stock may be converted. Neither the shares of Series B Preferred Stock nor the shares of Common Stock into which they may be converted have been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Common Stock Options

            During the fiscal quarter ended January 31, 2008, the Company did not issue any stock options. As of January 31, 2008, there were no common stock options or warrants outstanding.

Note 7 - Commitments

            Facilities

            The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 for both the three months ended January 31, 2008 and 2007.

            Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, which became effective on November 1, 2007. The employment agreement, which extended a previous agreement, provides for an annual salary of $153,964; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of January 31, 2008, Mr. Venters was owed $72,282 for accrued unpaid salary.

Note 8 - Related Party Transactions

            Dr. Harold Terry

            In December 2007, Dr. Harold Terry, a major shareholder of the Company's common stock, acquired a $100,000 one-year 8% convertible note for cash consideration of $100,000. The note is secured by all of the assets of the Company. The note, which is restricted as to transferability, is convertible into common stock at $0.05 per share. Dr. Terry's ownership of the Company's convertible notes payable is described above Note 3 - Notes Payable - Convertible Notes Payable - Dr. Terry. The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. As of January 31, 2008, the Company owed Dr. Terry for accrued rent, $274,500; and for accrued interest, $85,093. These amounts are included in the accompanying balance sheets as accounts and accrued expenses payable.

            Gordon Scott Venters

            In November 2007, Gordon Scott Venters, entered into a three-year employment agreement with the Company, which is described above in Note 7 - Commitments-Employment Agreements.  On November 27, 2007, he acquired from the Company 2,000,000 shares of its Series B Preferred Stock as payment of $56,000 of accrued unpaid salary. As of January 31, 2008, Mr.Venters was owed $72,282 for accrued unpaid salary.

Note 9 - Litigation

            As of January 31, 2008, the Company was not a party to any current or threatened litigation.

Note 10 - Ability to Continue as a Going Concern and Management Plan

            The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenue in the ordinary course of its business. The lack of sales and recurring losses from operations, lack of working capital and shareholders' deficiency and delinquent payroll taxes and the filing of a federal tax lien in the amount of $198,351 raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity or debt funding to allow it to pursue its business plan which involves the sale of advertising on the Company's Bar TV, Gym TV and Hotel TV networks and affiliated networks and the possible acquisition of companies in related or unrelated businesses. The Company intends to increase its revenues by retaining or acquiring sales organizations to attract national advertisers; to negotiate a plan of payment of its payroll tax liability and to reduce its fixed cash operating expenses so that sales exceed the Company's fixed expenses. If the Company is unable to raise additional capital, it may be required to curtail its operations, abandon its business plan, or file for reorganization or liquidation.

Note 11 - Subsequent Events

            Effective February 20, 2008, the Company entered into a 12-month business consulting agreement. In connection with the consulting agreement, the Company issued, as compensation, 2,500,000 shares of common stock and granted stock options on 8,000,000 shares of common stock at an average exercise price of $0.075 per share.

            During February and March 2008, the Company also issued a total of 1,400,000 shares of common stock, of which 1,200,000 shares were issued for $36,000 cash and 200,000 were issued for consulting services.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Destination Television, Inc. ("we" or "the Company") is a media production, promotion and advertising company focused primarily on the out-of-home (OOH) digital signage industry. We provide remote, custom edited content and advertising delivery platforms to high traffic OOH locations and deliver national, regional, and local advertising and short format entertainment content. In addition, we have agreements with associated national networks which grant them the right to place advertisements on our networks and, reciprocally, grant our networks the right to place ads on their networks. We currently have reciprocal relationships with Peak Fitness TV, Charlotte City Vision and City Blends networks and intend to sign other networks to the "consortium."

            On December 5, 2006, we received our registered trademark status for Destination Television® with the United States Patent and Trademark Office (Registration Number #3,179,292) under Section 038 of narrowcast media/audio in out-of-home locations.

            Our core business is the implementation of digital signage in high traffic OOH destinations. We are implementing agreements for additional revenue streams for our company as an out-of-home national network syndicator by cross-platforming or providing advertising on third-party national OOH networks.

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

            Our primary business is creating and implementing out-of-home distribution network platforms and the syndicating third-party OOH national networks to reach captive audience viewers, primarily in high traffic OOH leisure destinations. We provide proprietary advertising and marketing concepts and strategies, which we produce, as well as advertising content provided by us or our advertisers. Our flexible digital network platforms allow for content that can be specific for each targeted demographic group, time of day and monitor and measure frequency and rotation of those ads and messages. We promote our networks as being able to increase exposure and brand recognition and strengthen the influence of consumer purchasing decisions, both at the point-of-purchase as well as at the retail level. Our digital technology and premium locations can provide advertisers with instant delivery and flexibility of content that can be unique to each location, which allows our clients the ability to change their programming or select a specific location to target-market potential consumers. Our private television networks are not currently regulated by the FCC, which offers distribution opportunities to companies that are unable to advertise their products on conventional networks or cable television.

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

            Previously our revenue was solely derived from the production and sale of custom advertising and the subsequent airing of the ads on our Bar TV, Gym TV, and Hotel TV networks and, in the future, we expect revenue from advertisers from third-party OOH networks. We have begun to receive our first revenues from these advertisers.

            We offer locations a turnkey solution consisting of hardware, software, location programmed content, entertainment and advertiser content and if necessary and economically viable, television monitors to distribute our programming.

            On November 1, 2007, we acquired American Broadcast Group LLC, a Florida based digital signage advertising sales organization. This new wholly owned subsidiary is now handling all of our combined sales efforts.

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

            In January 2007, we consolidated our operations and re-positioned our company as a media production, promotion and distribution company focused primarily on the out-of-home digital signage industry.

            We intend to solicit national advertisements on our networks at such time as a uniform measurement and metric methodology is implemented for the digital signage industry that can provide proven and quantitative impressions of advertiser viewership. We intend to actively solicit national advertisements through advertising and media placement agencies.

            We intend to focus our core operations on executing joint agreements with other companies and licensing from them certain rights to their pre-existing OOH digital networks for the placement of mutually beneficial advertisements in their high traffic captive audience locations.

            We have secured new locations through these agreements, which are referred to in the advertising industry as OOH  areas of dominant influence (ADI's) and we intend to secure additional agreements for OOH digital locations in these major ADI's. We believe that by increasing our portfolio of these OOH digital locations, we will be able to enter into substantive third-party agreements with major advertising agencies, media representation firms and other independent contractors interested in purchasing national, regional and local advertising slots on "clusters" of OOH television network platforms.

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

            We believe that our business model can only be successful if we are able to attract a sufficient number of subscribers and locations to reach critical mass in order to attract advertisers that are interested in reaching the demographics of our advertiser platforms. In order to accomplish this goal, we must continue to place our broadcasts in high traffic OOH locations in entertainment and retail districts throughout the United States. There is no assurance that we will able to enter into agreements with a sufficient number of business locations to interest the advertisers that we are seeking.

            In order to interest viewers to watch our monitors and see and pay attention to our advertisements, we must provide entertaining content. We believe our "advertainment" platform is a correct mix of short content entertainment and advertisements; however, there can be no assurance that the general public will embrace this format. Just as an "ads-only" channel has not proven to be popular, we believe that to be successful in presenting advertisements, we must provide some form of entertainment, and we have chosen first-run motion picture trailers and new music videos mixed with quality digital advertisements to create our unique brand of "advertainment." We have not taken any surveys as to whether our locations' patrons like being exposed to ads or movie trailers or music videos.

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

            In November 2007, we acquired an advertising sales company that specializes in selling digital signing advertisements. We dissolved our existing sales group and made our new subsidiary responsible for generating sales for all of our networks.

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

            Network Program

            Our "networks," which is the term we use to describe our groups of locations that permit their patrons to view our broadcasts, offer advertisers the ability to target specific demographics on a site-by-site basis. Placing monitors in OOH high traffic leisure destinations, such as sports bars, taverns, nightclubs, gyms and health clubs, hotels and most leisure destinations, increases exposure and ad impressions. The monitors are profiled based on specific characteristics of their audience, including age, gender, race and income. This is not accomplished scientifically, but by word-of-mouth and anecdotal observation, which we believe to be reliable. Some examples of the type of information which may be helpful for advertisers are the price of drinks in a bar, which gives information as to patrons' income; the breakdown by sexes, which might indicate the type of drink, which would appeal to a particular gender; the types of cars and trucks in the parking lot, are all items of information that may be useful to advertisers in determining the demographics make-up of the viewing population.  This information availability allows us to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups.

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

            We secure three to five year location agreements. We do not permit ads of competing bars, gyms, hotels, video stores or other leisure destinations to be broadcast to the locations on our network.  The location establishment is responsible for supplying electricity to the equipment and keeping the designated monitor on, during normal business hours. As compensation for allowing us to place our monitors or networks in their business location, which at present is generally a busy bar, tavern, nightclub, gym, or hotel, the location receives monthly advertising spots. We usually provide the business location with at least four times the advertisements that air, and at least four times per hour. The location may display its monthly event calendar, five-second static ad and photo gallery, or the locations' products or services that are all updated monthly, at a cost of $199 per month per location.

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

            Bar TV and Gym TV

            We plan to aggressively expand the Bar TV concept, which is directed at a specific demographic population focused on chain or multiple location bars, taverns and entertainment destinations. We look to work with the locations utilizing their pre-existing marketing materials, logos and websites to create their digital signage signature and to work with their vendors to provide us with early advertisement and promotion tie-ins on the network. We plan to convert suitable current locations to a forward storage media player and a monthly subscription service fee.  We have completed the beta testing of our Gym TV network at locations with Gold's Gym franchisees and World Gyms and independent gyms throughout Florida. We have attended the National Fitness Trade Shows, and were able to execute new agreements for Gym TV locations in several additional states as part of our currently planned national roll-out. We are currently following up on national chains and intend to expand Gym TV as a subscription service. We believe that upon obtaining critical mass, manufacturers and retailers that market health related products such as vitamins, health foods, bicycles, athletic equipment and sporting events will consider directing part of their promotional/advertising budget to a specific sector of the population. We believe that the health club/gym market is well suited to our concept of "leisure destinations driving traffic to retail locations."

            In addition to having made application to register the trademark for Bar TV™, we have made application to register the trademark of the Gym TV™ and Hotel TV™ brands with the United States Patent and Trademark Office under Section 038 of narrowcast media/audio in out-of- home locations.

            Hotel TV

            On December 31, 2004, we completed the acquisition of all of the issued and outstanding stock of National Hotel Network, Inc. ("NHN") and ALW Communications, Inc. ("ALW"). We combined our hotel advertising operations with those of the acquired companies under a new brand, Hotel TV. We then integrated Hotel TV with our other existing operations, Bar TV and Gym TV, to offer national advertisers an opportunity to reach a target audience at leisure destinations at relatively reasonable advertising rates. In May 2005, we commenced a lawsuit regarding the acquisition of ALW and NHN. The lawsuit was settled in June 2006 with payment to us of $25,000 by a third-party, and the exchange of mutual releases.

           ALW Communications, Inc. was formed in August 2002, and shortly thereafter, the concept for the City Traveler television program was introduced to South Florida's largest and most well known hotels. The show is an in-room television program designed to be a hotel guest's visual guide to the area. Unlike traditional television shows with conventional commercials, City Traveler attracts advertisers by offering advertisements that are actual pieces of a television show. Our production staff works with each client to create a unique 60- to 120-second "advertorial" to entertain, educate and motivate targeted hotel guests. City Traveler episodes consist of 15 to 30 of these individual segments, each highlighting a specific destination.

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

Acquisition of American Broadcast Group LLC

            On November 1, 2007, we completed our purchase of American Broadcast Group LLC, a privately held Florida based digital signage advertising sales organization. Upon consummation of the acquisition, we discontinued our existing sales efforts. We then placed full responsibility for all sales functions of our company, including current and future locations on our Bar TV, Gym TV and Hotel TV and affiliated networks, with our new subsidiary, American Broadcast Group LLC. All sales efforts for Destination Television are now being handled by our new subsidiary.

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

            We account for revenue under the guidance provided by EITF 00-21 "Revenue Arrangements with Multiple Deliverables." We only recognize production revenue, separately from air time revenue, (1) if we bill the advertising client separately for both elements and (2) if the customer has been so advised as part of its initial arrangement with us. In order to record the production revenue as a separate part of the advertising contract, billing rates, whether by the job or based on time and materials, must be presented to the advertising client for approval as part of the original contract. Video clips produced by our art department have stand alone value and can be used for purposes other than to be aired on our networks. Once completed and delivered to the client, the video clip is non-returnable and hence "not subject to a general right of return." Air time is recognized as revenue over the term of the advertising contract or proportionately by spots delivered, depending on the initial contract terms. We recognize air time revenue as air time is delivered. If the client has not been informed that billing is separate for production and airtime, then all revenue from that contract is treated as air time revenue and is recognized as commercials are aired.  Since, we have always delivered airtime as contracted, management has determined that delivery of the airtime is "probable" and since we have control over our networks, the delivery of the airtime meets the criterion of "controlled by the Company."

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

Results of operations for the Three Months Ending January 31, 2008 and January 31, 2007

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

            In the fiscal quarters ending January 31, 2008 and 2007, we reported sales of $117,210 and $7,738, respectively.  The increase in sales was due primarily to our acquisition of a sales organization on November 1, 2007. Sales in the 2007 fiscal quarter were primarily of an experimental nature, wherein we tested and refined different concepts and approaches for potential advertisers.

Cost of Sales

            Cost of sales was $35,154 in the fiscal quarter ended January 31, 2008, or approximately 30% of total sales. In the comparable fiscal 2007 quarter, our cost of sales was not material and was recorded as $0.

Expenses

            Selling, General and Administrative

            Selling, general and administrative expenses for the fiscal quarter ended January 31, 2008 increased $64,445, or 41%, to $222,138 from $157,693 in the fiscal quarter ended January 31, 2007.  This increase is primarily attributable to expenses incurred by our newly acquired subsidiary of approximately $100,000. Overall selling, general and administrative expenses at the parent company level decreased approximately $35,000. Included in total expenses at the subsidiary level is accrued but unpaid officer's salary of $26,000 for the 2008 fiscal quarter. As a percent of total expenses, selling and general administrative expenses were 94% and 91% for the fiscal quarters ended January 31, 2008 and 2007, respectively.

            Interest Expense

            Interest expense in the first fiscal quarter of 2008 was $14,869, which was nearly unchanged from interest expense of $14,750 in the comparable period of fiscal year 2007. Interest expense for both periods consisted of accrued interest on the outstanding notes and loans payable due Dr. Terry, and estimated accrued interest on our payroll tax liabilities.

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

Losses

            Our net loss before taxes was $154,951 in the fiscal quarter ended January 31, 2008, compared to $164,705 for the quarter ended January 31, 2007. Although we have substantial tax carry-forwards, we have not reduced our net loss for the year by any tax benefit, because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

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

Loss per Share

            The basic and diluted loss per share of common stock was $0.00 in both the fiscal quarter ended January 31, 2008 and the fiscal quarter ended January 31, 2007. The loss per share, in both periods, was computed by dividing the net loss, by the weighted average common shares outstanding. In the fiscal 2008 quarter, the weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 60,963,543 compared to 47,863,644 in the fiscal year 2007 quarter. For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

Impact of Inflation

            It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

            For the period November 1, 1999 through January 31, 2008, we have not generated cash from operations.  Cash used by operating activities was $67,755 and $46,479 for the fiscal quarters ended January 31, 2008 and 2007, respectively.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During fiscal first quarter 2008, our financing activities provided total funds of $100,000 from the issuance of a one-year 8% convertible note. Similarly, our financing activities provided $60,000 from the sale of our common stock during the first quarter of fiscal year 2007.

            Our liabilities, all of which are current liabilities (due within one year), totaled approximately $1,550,000 at January 31, 2008.  Of that amount, $675,000, plus accrued interest of approximately $85,000, was owed to Dr. Terry. The $675,000 of indebtedness consists of: $400,000 of 6% convertible notes, $100,000 of 8% convertible notes and $175,000 of 6% non-convertible unsecured loans. Of the total principal owed to Dr. Terry, $300,000 is secured by all of our assets and $375,000 is unsecured.  Additionally, we owed Dr. Terry $275,000 for accrued rent.

           Our other major liability is for payroll taxes, which has been reduced to approximately $220,000, including interest and penalties, at January 31, 2008. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities and, in November 2007, we submitted an Offer in Compromise to substantially reduce our liability. We are awaiting a decision from the Internal Revenue Service as to whether they will accept our Offer. There is no assurance that we will be able to reach a settlement of our payroll tax liabilities acceptable to us.

            We have funded our cash needs by issuing common stock and convertible and non-convertible notes. We also used our common stock, in lieu of cash, to obtain professional and employment services. We intend to cover our cash needs over the next 12 months through the sale of additional shares of our common stock and/or convertible securities.

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

Ability to Continue as a Going Concern and Management Plan

            Our financial statements have been prepared assuming that we will continue as a going concern. We have generated only minimal revenue in the ordinary course of our business although sales have increased in the most recent fiscal quarter. The lack of significant sales, recurring losses, lack of working capital, shareholders' deficiency and delinquent payroll taxes and federal tax liens raise substantial doubt about our ability to continue as a going concern. Our management's plan in regard to these matters is to seek further equity or debt funding to allow us to pursue our business plan which involves the sale of advertising on our Bar TV, Gym TV and Hotel TV networks; the licensing of and affiliation with other networks; and the possible acquisition of companies in related or unrelated businesses. We intend to increase our revenues by concentrating our sales efforts on attracting national advertisers to our Gym TV network and other networks; to negotiate a plan of payment of our payroll tax liability and to reduce our fixed cash operating expenses so that sales exceed our fixed expenses.

 ITEM 3 - CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended January 31, 2008, Gordon Scott Venters who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of January 31, 2008, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

 PART II

 OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the three months ended January 31, 2008, we issued the following unregistered securities:

Common Stock

           On November 1, 2007, we issued 3,520,000 shares of Destination Television, Inc. common stock to Durham and Partners Worldwide, Inc. in exchange for all of the outstanding member's equity interests of American Broadcast Group LLC, in accordance with the terms of a definitive purchase agreement. The shares were valued at $225,280, or $0.064 per shares, which represented the approximate market value on July 6, 2007, the date the agreement was entered into by the parties. We relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration. The newly issued shares are restricted as to transferability and may not be offered for sale, sold or otherwise transferred except pursuant to an exemption from registration under the Securities Act of 1933, as amended. Notwithstanding the availability of any exemption from registration, including exemption under Rule 144 and notwithstanding the effectiveness of any Registration Statement that may cover such stock, Durham and Partners Worldwide, Inc. has agreed to not sell more than 10% of such stock per calendar quarter.

Series B Preferred Stock

           On November 27, 2007, we issued to Gordon Scott Venters, our President and Chief Executive Officer, 2,000,000 shares of newly authorized Series B Preferred Stock in exchange for the elimination of $56,000 of debt owed by us to Mr. Venters. The new preferred shares, which are convertible into our Common Stock on a one-for-one basis, are restricted as to transferability. The issuance was made in reliance on Section 4(2) of the Securities Act of 1933. Mr. Venters represented that the securities were being acquired for investment purposes. The shares of Series B Preferred Stock were valued at $0.028 per share, which was the closing price of our Common Stock on November 26, 2007. Gordon Scott Venters, although present at the board meeting authorizing the transaction, did not take part in the vote upon the resolution regarding the issuance of the shares of Series B Preferred Stock.

Convertible Note

            On December 21, 2008, we issued a one-year 8%, $100,000 secured convertible note to Dr. Harold Terry for $100,000 cash.  The note is convertible into common stock at $0.05 per share and is collateralized by all of the Company's assets, both tangible and intangible and is restricted as to transferability. The proceeds of the note were used for working capital.

            The Common Stock, Series B Preferred Stock, and Convertible Note, which are listed above, and the shares of Common Stock that the Series B Preferred Stock and Convertible Note are convertible into, have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            As of January 31, 2008, we had 55,778,760 shares of common stock outstanding and 5,750,000 shares of Series B Preferred Stock outstanding.

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

Reports on Form 8-K

On November 7, 2007, we reported on Form 8-K, under Item 1.01 and 3.02 that we completed the acquisition of American Broadcast Group LLC.

On November 27, 2007, we reported on Form 8-K, under Items 1.01, 3.02 and 3.03 that we extended the Gordon Scott Venters Employment Agreement, issued additional Series B Preferred Stock, and increased the authorized shares of Series B Preferred Stock.

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

DESTINATION TELEVISION, INC.

March 24, 2008	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director