Form 10QSB
period 2008-04-30
DESTINATION TELEVISION, INC.
filed 2008-06-23
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended April 30, 2008

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

 Yes [  ] No  [X]

Applicable only to corporate issuers
As of June 20, 2008 (the most recent practicable date), there were 56,158,760 shares of the registrant's Common Stock, $0.0001 par value per share, outstanding.
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

SIGNATURES

PART I

 FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

DESTINATION TELEVISION, INC.
Consolidated Balance Sheet
April 30, 2008
(Unaudited)

Assets

Current assets

Cash and cash equivalents	$4,382
Prepaid expenses	2,712
Current assets of subsidiary to be disposed of
pursuant to rescission agreement	89,920

Total current assets	97,014

Property and equipment, net	85,166
Acquired amortizable intangible assets	1,930

Total assets	$184,110

Liabilities and Stockholders' Deficiency

Current liabiliites

Accounts and accrued expenses payable	$500,944
Payroll taxes payable	224,966
Convertible notes payable - related party	500,000
Loans payable - related party	175,000
Current liabilities of subsidiary to be disposed of
pursuant to rescission agreement	238,909

Total current liabilities	1,639,819

Stockholders' deficiency

Preferred stock, $0.0001 par value, 5,750,000 authorized;
5,750,000 issued and outstanding as of April 30, 2008	206,000
Common stock, $0.0001 par value, 200,000,000 authorized;
59,478,760 issued and outstanding as of April 30, 2008	6,429,257
Common stock, $0.0001 par value, 3,520,000 shares being
cancelled pursuant to rescission agreement	(225,280)
Accumulated deficit	(7,865,686)

Total stockholders' deficiency	(1,455,709)

Total liabilities and stockholders' deficiency	$184,110

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION TELEVISION, INC.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six months Ended

	April 30, 2008	April 30, 2007	April 30, 2008	April 30, 2007

Net Sales	$1,507	$3,039	$4,420	$10,777

Expenses:
Selling, general and administrative	126,933	170,311	248,446	316,004
Consulting	69,760	87,358	69,760	99,358
Interest expense	16,625	15,025	31,494	29,775

Total expenses	213,318	272,694	349,700	445,137

Loss from continuing operations	(211,811)	(269,655)	(345,280)	(434,360)

Discontinued operations:
Loss from discontinued operations of subsidiary returned
to former ownership pursuant to rescission agreement,
including estimated loss on disposition of $15,000	(32,917)	-	(54,399)	-

Net loss before income taxes	(244,728)	(269,655)	(399,679)	(434,360)

Income taxes	-	-	-	-

Net loss	$(244,728)	$(269,655)	$(399,679)	$(434,360)

Loss per share:

Basic and diluted:
Loss from continuing operations before discontinued operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Loss from discontinued operations and loss on disposition, net	$(0.00)	$ -	$(0.00)	$ -

	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common share equivalent outstanding	64,100,982	49,518,300	62,532,262	48,690,972

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION TELEVISION, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended

	April 30, 2008	April 30, 2007

Operating activities:
Net loss	$(399,679)	$(434,360)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	13,150	13,150
Stock issued for services	33,580	94,437
Grant of stock options for consulting services	36,020	49,225
Recognition of deferred compensation	-	16,666
Change in operating assets and liabilities:
Increase in payables and accrued expenses	161,232	116,600
Decrease (Increase) in prepaid expenses	938	(4,837)

Cash used by operating activities	(154,759)	(149,119))

Investing activities:
Acquisition of fixed assets	(2,631)	(3,339)
Advances to subsidiary subject of rescission	(9,086)	-

Cash used by investing activities	(11,717)	(3,339)

Financing activities:
Proceeds from issuance of common stock	30,020	176,600
Proceeds note payable - related party	100,000	25,000
Repayment loans payable - other	-	(30,000)

Cash provided by financing activities	130,020	171,600

(Decrease) Increase in cash	(36,456)	19,142
Cash and cash equivalents - beginning	40,838	12,044

Cash and cash equivalents - ending	$4,382	$31,186

Supplemental disclosure of non-cash financing activity:
Issued 2 million shares of Series B Preferred Stock
in repayment of Loan payable-officer	$56,000	$ -

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION TELEVISION, INC.
Notes to Interim Consolidated Financial Statements
 April 30, 2008
 (Unaudited)

Note 1 - Basis of Presentation

            The interim consolidated financial statements of Destination Television, Inc. ("the Company") include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States for complete financial statements. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's October 31, 2007 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to financial statements which appear in that report. The financial statements report the results of the Company's wholly-owned subsidiary, American Broadcast Group LLC ("ABG"), as a discontinued operation, beginning November 1, 2007, the date the Company acquired all of ABG's outstanding members' interests, and the results of Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc. All significant inter-company account balances and transactions between the Company and its corporate subsidiaries have been eliminated in consolidation.

Note 2 - Rescission of Acquisition of American Broadcast Group LLC

            On June 18, 2008, the Company entered into an agreement rescinding the November 1, 2007 acquisition of all of the outstanding member's interests of American Broadcast Group LLC, a Florida based advertising sales company.

            Although the rescission became effective subsequent to the fiscal quarter ending April 30, 2008, the Company has reflected the transaction in its financial statements as of and for the period ending April 30, 2008 pursuant to SFAS No. 144 and has classified ABG as a discontinued operation. Assets, liabilities and member's deficiency of ABG are shown separately on the Company's Balance Sheet as of April 30, 2008. ABG's loss since its acquisition by the Company is reflected separately as results of a Discontinued Operation.

            Assets and Liabilities of ABG to be disposed of by the rescission transaction comprise the following at April 30, 2008.

Assets
Cash	$2,500
Accounts receivable	74,342
Other assets	13,078

Total assets	$89,920

Liabilities
Accounts payable	$65,000
Accrued salary payable	52,000
Deferred income	106,909

Total liabilities	$223,909

            During the period from the date of acquisition, November 1, 2007 through April 30, 2008, losses of ABG were $39,399, of which $21,482 and $17,917 were incurred during the quarters ended January 31, 2008 and April 30, 2008, respectively.  It is estimated that $15,000 of additional losses were incurred through the date of rescission, June 20, 2008 for a total Loss from Discontinued Operations of $54,399.

             The aggregate consideration for the acquisition on November 1, 2007 was $427,082. The amount exceeding identifiable assets was initially reflected as goodwill as of the date of acquisition. Consideration paid is summarized as follows:

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

            As of April 30, 2008, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

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

Note 4 - Accounts and Accrued Expenses Payable

            At April 30, 2008, Accounts and Accrued Expenses Payable consisted of the following: accounts payable, $32,113; accrued rent, $288,000; accrued interest, $95,718; and accrued officer's salaries, $85,113.

Note 5 - Payroll Taxes Payable

            The Company has been delinquent in its payment of payroll taxes. As of April 30, 2008, the total of payroll taxes payable, including estimated interest and penalties, was $220,212. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of Offer in Compromise to settle its payroll tax obligations. The Company is continuing negotiations but there is no assurance that an acceptable settlement will be reached.  Payroll tax obligations for the calendar year 2007 and the first and second fiscal quarters of 2008 have been paid as required.

Note 6 - Stockholders' Deficiency

            Stock Issued for Cash

            In March 2008, the Company issued 1,000,000 shares of common stock for $30,000, or $0.03 per share.  These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Stock to Acquire American Broadcast Group LLC - Issuance and Rescission

            On November 1, 2007, the Company acquired all of the issued and outstanding member's interests of American Broadcast Group LLC from ABG's sole member, in exchange for 3,520,000 shares of the Company's common stock. The shares were valued at $225,280, or $0.064 per shares, which represented the approximate market value on July 6, 2007, the date the agreement was entered into by the parties. On June 18, 2008 the transaction was rescinded and the shares were returned to the Company for cancellation. As of April 30, 2008 the returned shares are shown as a reduction of Shareholders' Deficiency - Common Stock.

            Stock Issued for Services

            On February 20, 2008, the Company entered into a 12-month business consulting agreement with a consultant. In connection with that agreement, the Company issued, as compensation, 2,500,000 shares of common stock and granted stock options to acquire 8,000,000 shares of common stock at an average exercise price of $0.075 per share. The shares, which were registered pursuant to Form S-8 under the Securities Act of 1933, as amended, were valued at $30,000, or $0.012 per share, which was representative of the approximate market value at the date of issuance. The options are described below in Note 6 - Stockholders' Deficiency - Common Stock Options.

            In February 2008, the Company also issued 200,000 shares of its common stock for consulting services. The shares were valued at $3,580, or approximately $0.018 per share, which was representative of the approximate market value at the date of issuance. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Series B Preferred Stock Issued in Exchange for Debt

            On November 27 , 2007, the Company's president, Gordon Scott Venters, acquired from the Company 2,000,000 shares of its Series B Preferred Stock as payment of $56,000 of accrued unpaid salary. The shares were valued at $56,000, or $0.028 per share, which represented the approximate value, at the date of issuance, of the common stock into which the Series B Preferred Stock may be converted. Neither the shares of Series B Preferred Stock, nor the shares of Common Stock into which they may be converted, have been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities," as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Common Stock Options

          On February 20, 2008, the Company granted options, pursuant to a consulting agreement, to purchase 8,000,000 shares of common stock. The options had an initial expiration date of February 20, 2009 and give the right to the grantee to purchase shares of common stock at exercise prices of $0.05 to $0.10, or an average of $0.075 per share. The number of shares of common stock to be received by the grantee was limited so that he would not beneficially own more than 10% of the then outstanding shares of common stock.  At the date of grant, the options were deemed to have a fair value of $36,020, pursuant to the Black-Scholes valuation model, which amount has been reflected as additional Consulting Expense in the Consolidated Statements of Operations for the three months and six months ended April 30, 2008.

            The following table summarizes the key assumptions used in determining the fair value of options granted during the six months ended April 30, 2008.

Table of Key Assumptions

Interest Rate	Dividend Yield	Expected Volatility	Expected Life

5.0%	0.0%	200.0%	12 mos.

            The following table summarizes the option activity during the six months ended April 30, 2008.

	Shares	Weighted Average

		Exercise Price	Fair Value

Balance 11/1/2007	0	-	-
Granted during 2008	8,000,000	$ 0.075	$ 0.0045
Exercised/Lapsed 2007	0	-	-

Balance 4/30/2008	8,000,000	$ 0.075	$ 0.0045

            The following is a summary of Options outstanding at April 30, 2008. There were no options outstanding at October 31, 2007.

Options Outstanding and Exercisable at April 30, 2008
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life in Months	Weighted Average Exercise Price

$0.05- $0.10	8,000,000	2.0*	$0.075

                        * On May 30, 2008, the consultant notified the Company that he was terminating the Consulting Agreement effective June 29, 2008, at which time the options will expire.

Note 7 - Commitments

            Facilities

            The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $27,000, for the three month and six month periods ended April 30, 2008 and 2007, respectively.

            Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The employment agreement, which extended a previous agreement, provides for an annual salary of $153,964; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of April 30, 2008, Mr. Venters was owed $85,113 for accrued unpaid salary.

Note 8 - Related Party Transactions

            Dr. Harold Terry

            In December 2007, Dr. Harold Terry, a major shareholder of the Company's common stock, acquired a $100,000 one-year 8% convertible note for cash consideration of $100,000. The note is secured by all of the assets of the Company. The note, which is restricted as to transferability, is convertible into common stock at $0.05 per share. Dr. Terry's ownership of the Company's convertible notes payable is described above in Note 3 - Notes Payable - Convertible Notes Payable - Dr. Terry. The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. As of April 30, 2008, the Company owed Dr. Terry for accrued rent, $288,000, and for accrued interest, $95,718. These amounts are included in the accompanying balance sheets as accounts and accrued expenses payable.

            Gordon Scott Venters

            In November 2007, Gordon Scott Venters, entered into a three-year employment agreement with the Company, which is described above in Note 7 - Commitments-Employment Agreements.  On November 27, 2007, he acquired from the Company 2,000,000 shares of its Series B Preferred Stock as payment of $56,000 of accrued unpaid salary. As of April 30, 2008, Mr. Venters was owed $85,113 for accrued unpaid salary.

Note 9 - Litigation

            As of April 30, 2008, the Company was not a party to any litigation.

Note 10 - Ability to Continue as a Going Concern and Management Plan

            The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has not had significant revenue in the ordinary course of its business. The lack of sales and recurring losses from operations, lack of working capital and shareholders' deficiency and delinquent payroll taxes and the filing of federal tax liens, raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity or debt funding to allow it to pursue its business plan which involves the sale of advertising on the Company's networks and affiliated networks and the possible acquisition of companies in related or unrelated businesses. The Company intends to increase its revenues by establishing a sales group to attract advertisers electronically, to negotiate a plan of payment of its payroll tax liability and to reduce its fixed cash operating expenses so that sales exceed the Company's fixed expenses. If the Company is unable to raise additional capital, it may be required to curtail its operations, abandon its business plan, or file for reorganization or liquidation.

Note 11 - Subsequent Events

            On May 30, 2008, the Company was notified by a consultant that effective June 29, 2008, he was terminating an agreement with the Company dated February 20, 2008. The Company has demanded return of the 2,500,000 shares it issued as a consulting fee. Pursuant to the consulting agreement, options granted to him to purchase 8,000,000 shares of the Company's common stock expire on June 29, 2008.

            On June 18, 2008, the acquisition of American Broadcast Group LLC was rescinded, as described above in Note 2 - Rescission of Acquisition of American Broadcast Group LLC.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Destination Television, Inc. ("we" or "the Company") is a media production, promotion and advertising company focused primarily on the out-of-home (OOH) digital signage industry. We provide remote, custom edited content and advertising delivery platforms to high traffic OOH locations and deliver national, regional, and local advertising and short format entertainment content. In addition, we have agreements with associated national networks which grant them the right to place advertisements on our networks and, reciprocally, grant our networks the right to place ads on their networks. We currently have reciprocal relationships with Peak Fitness TV, Charlotte City Vision and City Blends networks and anticipate signing additional networks to the "consortium."

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

            Destination Television currently broadcasts Bar TV, Gym TV and Hotel TV, which air first run movie trailers and new music videos that are strategically placed next to quality digital advertising, creating our unique brand of "advertainment." We intend to bring this content platform to our associated national networks creating a uniform Destination Television "Signature" throughout the United States in high traffic OOH locations.

            Our primary business is creating and implementing out-of-home distribution network platforms and syndicating third-party OOH national networks to reach captive audience viewers, primarily in high traffic OOH leisure destinations. We provide proprietary advertising and marketing concepts and strategies, which we produce, as well as advertising content provided by us or our advertisers. Our flexible digital network platforms allow for content that can be updated and changed remotely and is specific for each targeted demographic group, time of day and monitor and measure frequency and rotation of those ads and messages. We promote our networks as being able to increase exposure and brand recognition and strengthen the influence of consumer purchasing decisions, both at the point-of-purchase as well as at the retail level. Our digital technology and premium locations can provide advertisers with instant delivery and flexibility of content that can be unique to each location, which allows our clients the ability to change their programming or select a specific location to target-market potential consumers. Our private television networks are not currently regulated by the FCC, which offers distribution opportunities to companies that are unable to advertise their products on conventional networks or cable television.

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

            On November 1, 2007, we acquired American Broadcast Group LLC, a Florida based advertising sales organization. This transaction did not meet the expectations of the parties and was rescinded on June 18, 2008.

            Our executive offices are located at 530 North Federal Highway, Fort Lauderdale, Florida 33301 and our telephone number is (954) 332-6600. Our website address is www.destinationtelevision.com.

Strategy

            We have revised our business model to concentrate on high traffic leisure OOH locations, of "leisure destinations driving traffic to retail locations." We have developed relationships with leisure destinations such as bars, taverns and nightclubs, gyms and health clubs, video stores, and in hotels and resorts in desirable tourist areas.

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

            We have secured new locations through these agreements, which are referred to in the advertising industry as OOH  areas of dominant influence (ADI's) and we intend to secure additional agreements for OOH digital locations in these major ADI's. We believe that by increasing our portfolio of OOH digital locations, we will be able to enter into substantive third-party agreements with major advertising agencies, media representation firms and other independent contractors interested in purchasing national, regional and local advertising slots on "clusters" of OOH television network platforms.

            We plan to actively solicit advertising agencies and customers for our networks, and expand locations aggressively until we have or achieve sufficient locations to draw critical mass for national advertisers. We believe we can acquire certain national commercials via "promo only" while we are expanding our networks and locations leveraging local and regional advertisements, and in the future replace them with paying national advertisements. In addition, we intend to derive a substantial portion of our revenues from strategic alliances and agreements with retail locations, whereby the product or service at the location agrees to pay for co-op advertising. We have begun to obtain agreements from locations that will pay us a monthly subscription fee for the services they receive by being on the network(s). New locations will pay a monthly fee per location in exchange for custom advertisement of the location's brand, product or service to its customers.

            We are retiring, consolidating and implementing new locations as a result of the cancellation of beta test locations or conversion to our subscription based service. We previously had a total of approximately 53 locations installed and broadcasting Bar TV on a daily basis that have served as the beta test for the advertising platform. We believe that this beta test of anchor locations established our regional footprint in the Southeast Florida corridor and provided us with information to solicit new locations for our subscription based service. We intend to re-solicit these markets on the new subscription based service. Some of these locations are not actively engaged in our network and may be removed by us, may discontinue their association with Bar TV, Gym TV or Hotel TV or may again become active participants. Our revised business model is now focused on appealing to regional and national chains as a subscription based service in contrast to pursuing individual locations.

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

            Our advertising monitors play a repeating or looping sequence of advertising and programming.  As currently configured, a broadcast consists of approximately 60 thirty-second advertising spots per hour. The broadcast in each specific area can support 480 thirty-second daily airing slots, including entertainment spots, on the forward storage media player installed at each location. The “Advertainment” current program wheel consists of an average mix of 20 minutes of movie video per hour, 20 minutes of movie trailers, 15 minutes of local advertising and five minutes of the location's advertisements.  New technology has been announced that may make available to us a high definition broadcast and provide increased storage and broadcast quality. We have researched this technology and elected to convert all current locations to the forward storage media player, and on all new installations, and to deliver content terrestrially via the Internet.

            Installation costs for a new site include the cost of acquiring hardware and the cost of installing equipment.  The fully installed average per site cost for a typical location with a 42" plasma television, digital media player and stand is approximately $2,400. Some sites may contain multiple monitors that would be supported from a single forward storage media player.

            We secure three to five-year location agreements. We do not permit ads of competing bars, gyms, hotels, video stores or other leisure destinations to be broadcast to the locations on our network.  The location establishment is responsible for supplying electricity to the equipment and keeping the designated monitor on, during normal business hours. As compensation for allowing us to place our monitors or networks in their business location, which at present is generally a busy bar, tavern, nightclub, gym, or hotel, the location receives monthly advertising spots. We usually provide the business location with at least four times the advertisements that air, and at least four times per hour. The location may display its monthly event calendar, five-second static ad and photo gallery, or the locations' products or services that are all updated monthly, at a cost of $199 per month per location.

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

Competition

            Competition for advertisers is intense. We will be competing with similar and new digital signage networks entering the sector, and also with radio, television and cable companies and other forms of advertising including newspapers, magazines, the Internet, direct mail and billboards. We believe that our strategy of offering advertising in leisure destinations provides particular advertisers with access to a select clientele at attractive rates with favorable brand recall and significant point-of-purchase potential. We expect to compete with these forms of advertising on the basis of price and our ability to reach potential customers at the point-of-purchase. A large number of companies that provide advertising in the point-of-purchase segment of the advertising industry and other sectors have significantly greater financial, marketing, technical and other resources than we have. Potential competitors may be able to devote greater resources to marketing promotional campaigns, adopt more aggressive pricing policies and devote more resources to technology than we can. Increased competition may reduce our market share and may require us to reduce advertising rates and therefore lower our operating margins. We may not be able to compete successfully against current and future competitors. There can be no assurances that we will be able to obtain the desired results from our business strategy or to be profitable.

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

            We have made application to register the Bar TV trademark with the United States Patent and Trademark Office under Section 038 of narrowcast media/audio in out-of- home locations. We also considered registering trademarks for the Gym TV and Hotel TV brands but have decided, at the present time, to concentrate our marketing efforts under our core and nationally registered trademarked brand, Destination Television®.

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

           ALW Communications, Inc. was formed in August 2002, and shortly thereafter, the concept for the City Traveler television program was introduced to South Florida's largest and most well known hotels. The show is an in-room television program designed to be a hotel guest's visual guide to the area. Unlike traditional television shows with conventional commercials, City Traveler attracts advertisers by offering advertisements that are actual pieces of a television show. Our production staff works with each client to create a unique 60- to 120-second "advertorial" to entertain, educate and motivate targeted hotel guests. City Traveler episodes consist of 15 to 30 individual segments, each highlighting a specific destination.

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

Rescission of Acquisition of American Broadcast Group LLC

            On November 1, 2007, we purchased American Broadcast Group LLC, a privately held advertising sales organization. On June 18, 2008, we executed an agreement that rescinded the transaction because of insufficient operating capital to expand sales operations under ABG's current business model. All sales efforts are now being handled directly by Destination Television utilizing our new "electronic sale" business model to obtain advertisers for our networks.

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

Results of operations for the Three Months and Six Months Ending April 30, 2008 and April 30, 2007

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

            As a consequence of rescinding the acquisition of American Broadcast Group LLC on June 20, 2008, we are reporting its results as a "discontinued operation," which requires reporting net gain or loss as an individual category on our Consolidated Statements of Operations.

           Revenues for the quarter ended April 30, 2008 were $1,507, a decrease of $1,532 from the $3,039 reported for the quarter ended April 30, 2007.  For the six-month period ending April 30, 2008,  revenues decreased $6,357 to $4,420 from $10,777 reported for the quarter ended April 30, 2007.

Expenses

            Selling, General and Administrative

            Selling, general and administrative expenses for the quarter ended April 30, 2008 decreased $43,378, or 25%, to $126,933 from $170,311 in the fiscal quarter ended April 30, 2007.  For the six months ended April 30, 2008, SG&A expenses were $248,446, down $67,558, or 21%, from $316,004 reported for the comparable 2007 six-month period.

            Consulting

            Consulting expenses for the three months ended April 30, 2008 decreased $17,598, or 20%, to $69,760 from $87,358, in the in the three months ended April 30, 2007. For the six months ended April 30, 2008, consulting expenses declined $29,598, or 30%, to $69,760, from $99,358 in the comparable 2007 six-month period. Consulting expenses in the first six months of 2008 were comprised of payments, in lieu of cash, in the form of stock and stock options, which had a fair value of $69,760.

            Interest Expense

            Interest expense in the three months ended April 30, 2008 was $16,625, compared to $15,025 for the three months ended April 30, 2007. Interest expense for both periods consisted of accrued interest on the outstanding notes and loans payable due Dr. Terry, and estimated accrued interest on our payroll tax liabilities.

            For the six months ended April 30, 2008, interest expense was $31,494, compared to $29,775 for the comparable 2007 period.

Loss from Continuing Operations

            Our net loss from continuing operations was $211,811 in the fiscal quarter ended April 30, 2008, compared to $269,655 for the quarter ended April 30, 2007. Our net loss from continuing operations was $345,280 for the six months ended April 30, 2008, compared to $434,360 for the six months ended April 30, 2007.

            The loss from continuing operations does not include any results of our former subsidiary, American Broadcast Group LLC.

Loss from Discontinued Operations

            For the three months and six months ended April 30, 2008, American Broadcast Group LLC reported net losses of $32,917 and $54,399, respectively.

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

Net Loss

             Net loss from continuing and discontinued operations was $244,728 in the three months ended April 30, 2008, compared to the net loss of $269,655 in the three months ended April 30, 2007. For the six months ended April 30, 2008, the net loss from continuing and discontinued operations was $399,679, which compares to the net loss of $434,360 in the six months ended April 30, 2007.

            Although we believe our revised "electronic sales" business model may provide an increase in revenue and a reduction in losses for the year ending October 31, 2008, there can be no assurance that we will achieve profitability, generate new revenues, or sustain growth in the future. The viability of our business plan necessitates that we significantly expand the number of locations that are part of our network to reach the level of critical mass needed to attract sales companies that are able to secure national advertisers for our networks. Without required funding, we will not be able to increase our locations or attract sales organizations and national advertisers.

Loss per Share:

            From Continuing Operations before Discontinued Operations

            Basic and diluted loss per share from continuing operations before discontinued operations was $0.00 in the fiscal quarter ended April 30, 2008 and $0.01 in the fiscal quarter ended April 30, 2007. The loss per share, in both periods, was computed by dividing the net loss from continuing operations before discontinued operations by the weighted average common shares outstanding. In the fiscal 2008 quarter, the weighted average of outstanding common shares, which includes the weighted average number of common shares into which the preferred stock is convertible, was 64,100,982 compared to 49,518,300 in the fiscal year 2007 quarter.

            Basic and diluted loss per share of common stock from continuing operations before discontinued operations was $0.01 in the six months ended April 30, 2008 and $0.01 in the six months ended April 30, 2007. The weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 62,532,262 compared to 48,690,972 in the 2008 and 2007 six-month periods, respectively.

            For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

            From Discontinued Operations and Loss on Disposition

            Basic and diluted loss per share from discontinued operations and loss on disposition was $0.00 in the three months and six months ended April 30, 2008. The loss per share, for both periods, was computed by dividing the net loss from discontinued operations and loss on disposition by the weighted average common shares outstanding. In the three months and six months ended April 30, 2008, the weighted average of outstanding common shares, which includes the weighted average number of common shares into which the preferred stock is convertible, was 64,100,982 and 62,532,261, respectively.

            Total

            Basic and diluted total loss per share of common stock was $0.00 for the three months ended April 30, 2008, compared to $0.01, for the three months ended April 30, 2007. For both the six months ended April 30, 2008 and six months ended April 30, 2007, total loss per share was $0.01.

Impact of Inflation

            It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

            For the period November 1, 1999 through April 30, 2008, we have not generated cash from operations.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During the fiscal first half of 2008, our financing activities provided total funds of $130,000, consisting of $100,000 from the issuance of a one-year 8% convertible note and $30,000 from the sale of 1,000,000 shares of our common stock. Similarly, our financing activities provided $171,600 during the first half of fiscal year 2007.

            Our liabilities, all of which are current liabilities (due within one year), totaled approximately $1,400,000 at April 30, 2008, which excludes debt of our former subsidiary, American Broadcast Group LLC.  Of this amount, $675,000, plus accrued interest of approximately $96,000, was owed to Dr. Terry. The $675,000 of indebtedness consists of $400,000 of 6% convertible notes, $100,000 of 8% convertible notes, and $175,000 of 6% non-convertible unsecured loans. Of the total principal owed to Dr. Terry, $300,000 is secured by all of our assets and $375,000 is unsecured.  Additionally, we owed Dr. Terry $288,000 for accrued rent.

           Our other major liability is for payroll taxes, which is approximately $225,000, including interest and penalties, at April 30, 2008. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities and, in November 2007, we submitted an Offer in Compromise to substantially reduce our liability. We are presently negotiating with the Internal Revenue Service as to reducing our liability. There is no assurance that we will be able to reach a settlement of our payroll tax liabilities acceptable to us.

            We have funded our cash needs by issuing common stock and convertible and non-convertible notes. We also used our common stock, in lieu of cash, to obtain professional and employment services. We plan to attempt to cover our cash needs over the next 12 months through the sale of additional shares of our common stock and/or convertible securities.

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

Ability to Continue as a Going Concern and Management Plan

            Our financial statements have been prepared assuming that we will continue as a going concern. We have generated only minimal revenue in the ordinary course of our business. The lack of significant sales, recurring losses, lack of working capital, shareholders' deficiency and delinquent payroll taxes, and federal tax liens raise substantial doubt about our ability to continue as a going concern. Our management's plan in regard to these matters is to seek further equity or debt funding to allow us to pursue our business plan which involves the sale of advertising on our networks by employing a new  "electronic sales" model; the licensing of and affiliation with other networks; and the possible acquisition of companies in related or unrelated businesses. We intend to increase our revenues by concentrating our sales efforts on attracting national advertisers to our networks and other affiliated networks; to negotiate a plan of payment of our payroll tax liability and to reduce our fixed cash operating expenses so that sales exceed our fixed expenses.

 ITEM 3 - CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended April 30, 2008, Gordon Scott Venters who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of April 30, 2008, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

 PART II

 OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the three months ended April 30, 2008, we issued the following unregistered securities:

            In February 2008, we issued 200,000 shares of our common stock for consulting services. The shares were valued at $3,580, or approximately $0.018 per share, which was representative of the approximate market value at the date of issuance.

            In March 2008, we issued 1,000,000 shares of common stock for $30,000, or $0.03 per share. The proceeds of this sale were used for working capital.

            We relied upon Section 4(2) of the Securities Act of 1933, as amended, (the “Act”) for exemptions from registration. The shares have not been registered under the Act, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Act, and may be sold only in compliance with the resale provisions set forth therein.

            As of April 30, 2008, we had 59,478,760 shares of common stock outstanding and 5,750,000 shares of Series B Preferred Stock outstanding.

ITEM 5 - OTHER INFORMATION

            Termination of Consulting Agreement

            On May 30, 2008, we were notified by a consultant to our company, that effective June 29, 2008, he would terminate a one-year business consulting agreement he had with us dated February 20, 2008. The consulting agreement provides that in the event of early termination of the agreement, options granted him to purchase 8,000,000 shares of our common stock will automatically expire 30 days from the date of termination, or June 29, 2008. We have demanded the return of 2,500,000 shares that were issued to him as a consulting fee.

            Rescission of American Broadcast Group Acquisition

            On June 18, 2008, we entered into a Rescission Agreement with American Broadcast Group LLC, Durham and Partners Worldwide Inc., and Fred Durham. The agreement provided for the rescission of our November 1, 2007 purchase of American Broadcast Group LLC, an advertising sales organization. We have returned all of the outstanding members' equity interests that we previously acquired and received in exchange the 3,520,000 shares of our common stock that were issued to Durham and Partners Worldwide Inc. at the date of acquisition. We have cancelled the returned shares. The Rescission Agreement is included as Exhibit 10.1 of this quarterly report on Form 10-QSB.

            We plan to implement an electronic sales model, which we believe will be less capital intensive than ABG's current method of doing business. All sales efforts are now being implemented directly by Destination Television.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

Exhibit 10.1 - Rescission Agreement by and among Destination Television, Inc., American Broadcast Group LLC, Durham and Partners Worldwide Inc. and Fred Durham dated June 18, 2008

Exhibit 31.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer

(b)	Reports on Form 8-K No Reports on Form 8-K were filed during the three months ended April 30, 2008.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESTINATION TELEVISION, INC.

June 23, 2008	By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director