Form 10QSB
period 2008-07-31
DESTINATION TELEVISION, INC.
filed 2008-09-22
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 FORM 10-QSB

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended July 31, 2008

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

 Yes [  ] No  [X]

Applicable only to corporate issuers
As of September 20, 2008 (the most recent practicable date), there were 65,608,760 shares of the registrant's Common Stock, $0.0001 par value per share, outstanding.

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

SIGNATURES

PART I

 FINANCIAL INFORMATION

 ITEM 1 - FINANCIAL STATEMENTS

DESTINATION TELEVISION, INC.
Consolidated Balance Sheet
July 31, 2008
(Unaudited)

Assets

Current assets

Cash and cash equivalents	$518
Prepaid expenses	2,112

Total current assets	2,630

Property and equipment, net	78,858
Acquired amortizable intangible assets	1,855

Total assets	$83,343

Liabilities and Stockholders' Deficiency

Current liabilities

Accounts and accrued expenses payable	$575,400
Payroll taxes payable	230,914
Convertible notes payable - related party	500,000
Loans payable - related party	205,000

Total current liabilities	1,511,314

Stockholders' deficiency

Preferred stock, $0.0001 par value, 5,750,000 authorized;
5,750,000 issued and outstanding	206,000
Common stock, $0.0001 par value, 200,000,000 authorized;
59,478,760 issued and outstanding	6,203,977
Accumulated deficit	(7,837,948)

Total stockholders' deficiency	(1,427,971)

Total liabilities and stockholders' deficiency	$83,343

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION TELEVISION, INC.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine months Ended

	July 31, 2008	July 31, 2007	July 31, 2008	July 31, 2007

Net Sales	$ 1,581	$ 2,887	$ 6,001	$ 13,663

Expenses:
Selling, general and administrative	109,508	137,445	357,954	453,449
Consulting	-	-	69,760	99,358
Interest expense	17,000	15,701	48,494	45,476

Total expenses	126,508	153,146	476,208	598,283

Loss from continuing operations	(124,927)	(150,259)	(470,207)	(584,620)

Discontinued operations:
Gain (Loss) from discontinued operations of
subsidiary returned to former ownership
pursuant to rescission agreement	152,665	-	(26,502)	-

Net income (loss) before income taxes	27,738	(150,259)	(496,709)	(584,620)

Income taxes	-	-	-	-

Net income (loss)	$ 27,738	$ (150,259)	$ (496,709)	$(584,620)

Income (Loss) per share:

Basic and diluted:
Loss from continuing operations before discontinued operations	$ (0.00)	$ (0.00)	$(0.01)	$(0.01)

Gain (Loss) from discontinued operations and loss on disposition, net	0.00	-	(0.00)	-

	$ 0.00	$ (0.00)	$(0.01)	$(0.01)

Weighted average common share equivalent outstanding	64,100,982	49,518,300	62,532,262	48,690,972

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION TELEVISION, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended

	July 31, 2008	July 31, 2007

Operating activities:
Net loss	$(496,709)	$(584,620)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	19,725	19,725
Stock issued for services	33,580	94,437
Grant of stock options for consulting services	36,020	49,225
Recognition of deferred compensation	-	25,000
Change in operating assets and liabilities:
Decrease in restricted cash for payment of payroll taxes	-	52,000
Increase in payables and accrued expenses	187,238	155,955
Decrease in other assets	21,090	(2,000)
Decrease (Increase) in prepaid expenses	1,538	(4,587)

Cash used by operating activities	(197,518)	(194,865)

Investing activities:
Acquisition of fixed assets	(2,822)	(13,114)

Cash used by investing activities	(2,822)	(13,114)

Financing activities:
Proceeds from issuance of common stock	30,020	236,600
Proceeds notes and loans payable - related party	130,000	85,000
Repayment loans payable - other	-	(35,000)

Cash provided by financing activities	160,020	286,600

(Decrease) Increase in cash	(40,320)	78,621
Cash and cash equivalents - beginning	40,838	12,044

Cash and cash equivalents - ending	$ 518	$ 90,665

Supplemental disclosure of non-cash financing activity:
Issued 2 million shares of Series B Preferred Stock
in repayment of Loan payable-officer	$ 56,000	$ -

The accompanying notes are an integral part of the consolidated financial statements.

DESTINATION TELEVISION, INC.
 Notes to Interim Consolidated Financial Statements
July 31, 2008
(Unaudited)

Note 1 - Basis of Presentation

            The interim consolidated financial statements of Destination Television, Inc. ("the Company") include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States for complete financial statements. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's October 31, 2007 Annual Report on Form 10-KSB and should be read in conjunction with the Notes to financial statements which appear in that report. The financial statements report the results of the Company's former wholly-owned subsidiary, American Broadcast Group LLC ("ABG"), as a discontinued operation, beginning November 1, 2007, the date the Company acquired all of ABG's outstanding members' interests, and the results of Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc. All significant inter-company account balances and transactions between the Company and its corporate subsidiaries have been eliminated in consolidation.

Note 2 - Rescission of Acquisition of American Broadcast Group LLC

            On June 18, 2008, the Company entered into an agreement rescinding the November 1, 2007 acquisition of all of the outstanding member's interests of American Broadcast Group LLC, a Florida based advertising sales company.

            For the three months ended July 31, 2008, the Company recorded a gain of $152,665 from the return of ABG to its former owner. This gain from discontinued operations resulted from the elimination of the ABG member's equity deficiency on the Company's consolidated balance sheet. The equity deficiency resulted from the excess of ABG liabilities over its assets. Upon the acquisition of ABG, the Company recorded that excess as an asset, i.e., Goodwill. That asset had been removed from the Company's consolidated balance sheet in the previous fiscal quarter.

            For the nine months ended July 31, 2008, the Company's total loss on disposition of ABG was $26,502, which represented its cash investment in ABG which is not recoverable.

            During the period from the date of acquisition, November 1, 2007 through June 18, 2008, losses of ABG were approximately $60,000.

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

            Purchase price was originally allocated as follows:

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

            As of July 31, 2008, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

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

Note 4 - Loans Payable - Dr. Terry

            On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. Loans payable to Dr. Terry totaled $205,000 as of July 31, 2008.

Note 5 - Accounts and Accrued Expenses Payable

            At July 31, 2008, Accounts and Accrued Expenses Payable consisted of the following: accounts payable, $38,578; accrued rent, $301,500; accrued interest, $106,718; accrued officer's salary, $123,604; and short-term advance from officer, $5,000.

Note 6 - Payroll Taxes Payable

            The Company has been delinquent in its payment of payroll taxes. As of July 31, 2008, the total of payroll taxes payable, including estimated interest and penalties, was $230,914. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. Although the Offer in Compromise has been rejected, the Company has appealed the initial determination and is continuing negotiations. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar year 2007 and the first three quarters of 2008 have been paid as required.

Note 7 - Stockholders' Deficiency

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

            Stock to Acquire American Broadcast Group LLC - Issuance and Rescission

            On November 1, 2007, the Company acquired all of the issued and outstanding member's interests of American Broadcast Group LLC from ABG's sole member, in exchange for 3,520,000 shares of the Company's common stock. The shares were valued at $225,280, or $0.064 per share, which represented the approximate market value on July 6, 2007, the date the agreement was entered into by the parties. On June 18, 2008 the transaction was rescinded and the shares were returned to the Company for cancellation. Upon cancellation of the shares, Stockholders' Deficiency -Common Stock was reduced $225,280.

            Stock Issued for Services

            On February 20, 2008, the Company entered into a 12-month business consulting agreement with a consultant. In connection with that agreement, the Company issued, as compensation, 2,500,000 shares of common stock and granted stock options to acquire 8,000,000 shares of common stock at an average exercise price of $0.075 per share. The shares, which were registered pursuant to Form S-8 under the Securities Act of 1933, as amended, were valued at $30,000, or $0.012 per share, which was representative of the approximate market value at the date of issuance. On May 30, 2008, the Company was notified by the consultant that effective June 29, 2008, he was terminating the agreement. The Company has demanded return of the 2,500,000 shares it issued as a consulting fee. The options, which expired on June 29, 2008 are described below in Note 7 - Stockholders' Deficiency - Common Stock Options.

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

            Series B Preferred Stock Issued in Exchange for Debt

             On November 27, 2007, the Company's president, Gordon Scott Venters, acquired from the Company 2,000,000 shares of its Series B Preferred Stock as payment of $56,000 of accrued unpaid salary. The shares were valued at $56,000, or $0.028 per share, which represented the approximate value, at the date of issuance, of the common stock into which the Series B Preferred Stock may be converted. Neither the shares of Series B Preferred Stock, nor the shares of Common Stock into which they may be converted, have been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities," as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Common Stock Options

            On February 20, 2008, the Company granted options, pursuant to a consulting agreement, to purchase 8,000,000 shares of common stock. The options had an initial expiration date of February 20, 2009 and give the right to the grantee to purchase shares of common stock at exercise prices of $0.05 to $0.10, or an average of $0.075 per share. The number of shares of common stock to be received by the grantee was limited so that he would not beneficially own more than 10% of the then outstanding shares of common stock.  At the date of grant, the options were deemed to have a fair value of $36,020, pursuant to the Black-Scholes valuation model, which amount has been reflected as additional Consulting Expense in the Consolidated Statements of Operations for the nine months ended July 31, 2008.

            The following table summarizes the key assumptions used in determining the fair value of options granted during the nine months ended July 31, 2008.

Table of Key Assumptions

Interest Rate	Dividend Yield	Expected Volatility	Expected Life

5.0%	0.0%	200.0%	12 mos.

            The following table summarizes the option activity during the nine months ended July 31, 2008.

		Weighted Average

	Shares	Exercise Price	Fair Value

Balance 11/1/2007	0	-	-
Granted during 2008	8,000,000	$ 0.075	$ 0.0045
Exercised/Lapsed 2008 *	(8,000,000)	-	-

Balance 7/31/2008	0	$ -	$ -

             * On May 30, 2008, the consultant notified the Company that he was terminating the Consulting Agreement effective June 29, 2008, at which time the options expired.

Note 8 - Commitments

            Facilities

            The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $40,500, for the three month and nine month periods ended July 31, 2008 and 2007, respectively.

            Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The employment agreement, which extended a previous agreement, provides for an annual salary of $153,964; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of July 31, 2008, Mr. Venters was owed $123,604 for accrued unpaid salary.

Note 9 - Related Party Transactions

            Dr. Harold Terry

            In December 2007, Dr. Harold Terry, a major shareholder of the Company's common stock, acquired a $100,000 one-year 8% convertible note for cash consideration of $100,000. The note is secured by all of the assets of the Company. The note, which is restricted as to transferability, is convertible into common stock at $0.05 per share. Additionally, in May 2008, he loaned the Company $30,000 as a one-year 6% unsecured loan.  Dr. Terry's ownership of the Company's convertible notes payable and loans payable are described above in Note 3 - Notes Payable - Convertible Notes Payable - Dr. Terry and Note 4- Loans Payable- Dr. Terry. The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. As of July 31, 2008, the Company owed Dr. Terry for accrued rent, $301,500, and for accrued interest, $106,718. These amounts are included in the accompanying balance sheet as accounts and accrued expenses payable.

            Gordon Scott Venters

            In November 2007, Gordon Scott Venters, entered into a three-year employment agreement with the Company, which is described above in Note 8- Commitments-Employment Agreements.   On November 27, 2007, he acquired from the Company 2,000,000 shares of its Series B Preferred Stock as payment of $56,000 of accrued unpaid salary. As of July 31, 2008, Mr. Venters was owed $123,604 for accrued unpaid salary and $5,000 for a short-term loan to the Company.

Note 10 - Litigation

            As of July 31, 2008, the Company was not a party to any litigation.

Note 11 - Ability to Continue as a Going Concern and Management Plan

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

Note 12 - Subsequent Events

            In August and September 2008, the Company issued a total of 9,650,000 shares of its common stock, which are restricted as to transferability. Of these shares, 4,500,000 shares were issued for $45,000 cash to be used for working capital; 5,000,000 shares were issued to the Company’s president for $25,500 of accrued salary; and 150,000 shares were issued for services valued at $751.

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Destination Television, Inc. ("we" or "the Company") is a media production, promotion and advertising company focused primarily on the out-of-home (OOH) digital signage industry. Our core business is providing our universal content platform and premium advertising messages to high traffic out-of-home locations. Our advertising offers benefits to both the locations and advertisers and is intended to create sales lift at both the point of sale (POS) location and at the retail level. We provide remote, custom edited content and advertising delivery platforms to high traffic OOH locations and deliver national, regional, and local advertising and short format entertainment content. In addition, we have agreements with associated national networks which grant them the right to place advertisements on our networks and, reciprocally, grant our networks the right to place ads on their networks.

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

            We have revised our business model to sell our locations "electronically" through our new website. The site utilizes only two links "Locations" and "Advertisers" and handles all aspects of a "physical" sale of both the locations and the advertisers. Our new business approach allows for a more accelerated and scalable platform for prospecting and closing location and advertiser sales. All content that is provided to us by the Location or the Advertiser is delivered electronically to our facility for assembly and is then loaded remotely from our servers onto the locations' playlist.  We deliver a media player to the Location's place of business for installation into their pre-existing screens. We are concentrating our efforts on signing to our networks high traffic leisure OOH locations.

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

            Our advertising monitors play a repeating or looping sequence of advertising and programming.  As currently configured, a broadcast consists of approximately 60 thirty-second advertising spots per hour. The broadcast in each specific area can support 480 thirty-second daily airing slots, including entertainment spots, on the forward storage media player installed at each location. The "Advertainment" current program wheel consists of an average mix of 20 minutes of movie video per hour, 20 minutes of movie trailers, 15 minutes of local advertising and five minutes of the location's advertisements.  New technology has been announced that may make available to us a high definition broadcast and provide increased storage and broadcast quality. We have researched this technology and elected to convert all current locations to the forward storage media player, and on all new installations, and to deliver content terrestrially via the Internet.

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

Employees

            We currently have one full-time employee and also employ independent commission representatives. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide services on an as-needed basis.

Rescission of Acquisition of American Broadcast Group LLC

            On November 1, 2007, we purchased American Broadcast Group LLC, a privately held advertising sales organization. On June 18, 2008, we executed an agreement that rescinded the transaction because of insufficient operating capital to expand sales operations under ABG's current business model. All sales efforts are now being handled directly by Destination Television utilizing our new "electronic sale" business model to obtain advertisers and locations for our networks.

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

            We account for revenue under the guidance provided by EITF 00-21 "Revenue Arrangements with Multiple Deliverables ." We only recognize production revenue, separately from air time revenue, (1) if we bill the advertising client separately for both elements and (2) if the customer has been so advised as part of its initial arrangement with us. In order to record the production revenue as a separate part of the advertising contract, billing rates, whether by the job or based on time and materials, must be presented to the advertising client for approval as part of the original contract. Video clips produced by our art department have stand alone value and can be used for purposes other than to be aired on our networks. Once completed and delivered to the client, the video clip is non-returnable and hence "not subject to a general right of return." Air time is recognized as revenue over the term of the advertising contract or proportionately by spots delivered, depending on the initial contract terms. We recognize air time revenue as air time is delivered. If the client has not been informed that billing is separate for production and airtime, then all revenue from that contract is treated as air time revenue and is recognized as commercials are aired.  Since, we have always delivered airtime as contracted, management has determined that delivery of the airtime is "probable" and since we have control over our networks, the delivery of the airtime meets the criterion of "controlled by the Company."

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

Results of operations for the Three Months and Nine Months Ending July 31, 2008 and July 31, 2007

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

            As a consequence of rescinding the acquisition of American Broadcast Group LLC on June 18, 2008, revenues and expenses of this former subsidiary have not been included in our Consolidated Statements of Operations.

Sales and Other Revenues

           Revenues for the quarter ended July 31, 2008 were $1,581, a decrease of $1,306 from the $2,887 reported for the quarter ended July 31, 2007.  For the nine-month period ending July 31, 2008, revenues decreased $7,662 to $6,001 from $13,663 reported for the nine months ended July 31, 2007.

Expenses

            Selling, General and Administrative

            Selling, general and administrative expenses for the quarter ended July 31, 2008 decreased $26,638, or 17%, to $126,508 from $153,146 in the fiscal quarter ended July 31, 2007.  For the nine months ended July 31, 2008, SG&A expenses were $476,208, down $122,075, or 20%, from $598,283 reported for the comparable 2007 nine-month period.

            Consulting

            Consulting expenses for the three months ended July 31, 2008 were $0. In the comparable 2007 period consulting expenses were also $0. For the nine months ended July 31, 2008, consulting expenses declined $29,598, or 30%, to $69,760, from $99,358 in the comparable 2007 nine-month period. Consulting expenses in the first nine months of 2008 were comprised of payments, in lieu of cash, in the form of stock and stock options, which had a fair value of $69,760.

            Interest Expense

            Interest expense in the three months ended July 31, 2008 was $17,000, compared to $15,701 for the three months ended July 31, 2007. Interest expense for both periods consisted of accrued interest on the outstanding notes and loans payable due Dr. Terry, and estimated accrued interest on our payroll tax liabilities.

            For the nine months ended July 31, 2008, interest expense was $48,494, compared to $45,476 for the comparable 2007 period.

Loss from Continuing Operations

            Our net loss from continuing operations was $124,927 in the fiscal quarter ended July 31, 2008, compared to $150,259 for the quarter ended July 31, 2007. Our net loss from continuing operations was $470,207 for the nine months ended July 31, 2008, compared to $584,620 for the nine months ended July 31, 2007.

            The loss from continuing operations does not include any results of our former subsidiary, American Broadcast Group LLC.

Gain (Loss) from Discontinued Operations

            For the three months ended July 31, 2008, we recorded a gain of $152,665 from the return of ABG to its former owner. This gain from discontinued operations resulted from the elimination of the ABG member's equity deficiency on our consolidated balance sheet. The equity deficiency resulted from the excess of ABG liabilities over its assets. At the time of our acquisition of ABG, we recorded that excess as an asset, i.e., Goodwill. That asset had been removed from our consolidated balance sheet in the previous fiscal quarter.

            For the nine months ended July 31, 2008, our total loss on disposition of ABG was $26,502, which represents our cash investment in ABG which will not be recovered.

            For the three months and nine months ended July 31, 2007, we did have a gain or loss from discontinued operations.

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

Net Income (Loss)

             Net income from continuing and discontinued operations was $27,738 in the three months ended July 31, 2008, compared to the net loss of $150,259 in the three months ended July 31, 2007.

             For the nine months ended July 31, 2008, the net loss from continuing and discontinued operations was $496,709, which compares to the net loss of $584,620 in the nine months ended July 31, 2007.

            Although we believe our revised "electronic sales" business model may provide an increase in revenue and a reduction in losses, there can be no assurance that we will achieve profitability, generate new revenues, or sustain growth in the future. The viability of our business plan necessitates that we significantly expand the number of locations that are part of our network to reach the level of critical mass needed to attract national advertisers for our networks. Without required funding, we will not be able to increase our locations or attract national advertisers.

Gain/Loss per Share:

            From Continuing Operations before Discontinued Operations

            Basic and diluted loss per share of common stock from continuing operations before discontinued operations was $0.00 in the fiscal quarter ended July 31, 2008 and $0.00 in the fiscal quarter ended July 31, 2007. The loss per share, in both periods, was computed by dividing the net loss from continuing operations before discontinued operations by the weighted average common shares outstanding. In the fiscal 2008 quarter, the weighted average of outstanding common shares, which includes the weighted average number of common shares into which the preferred stock is convertible, was 64,100,982 compared to 49,518,300 in the fiscal year 2007 quarter.

            Basic and diluted loss per share of common stock from continuing operations before discontinued operations was $0.01 in the nine months ended July 31, 2008 and $0.01 in the nine months ended July 31, 2007. The weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 62,532,262 compared to 48,690,972 in the 2008 and 2007 nine-month periods, respectively.

            For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

            From Discontinued Operations and Loss on Disposition

            Basic and diluted gain/loss per share from discontinued operations and loss on disposition was a gain of $0.00 in the three months and a loss of $0.00 in the nine months ended July 31, 2008. The gain/loss per share, for both periods, was computed by dividing the net gain or loss from discontinued operations and disposition by the weighted average common shares outstanding. In the three months and nine months ended July 31, 2008, the weighted average of outstanding common shares, which includes the weighted average number of common shares into which the preferred stock is convertible, was 64,100,982 and 62,532,261, respectively.

            Total

            Basic and diluted total income per share of common stock was $0.00 for the three months ended July 31, 2008, compared to total loss per share of common stock of $0.01for the three months ended July 31, 2007. For both the nine months ended July 31, 2008 and nine months ended July 31, 2007, total loss per share was $0.01.

Impact of Inflation

            It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

            For the period November 1, 1999 through July 31, 2008, we have not generated cash from operations.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During the first nine months of fiscal year 2008, our financing activities provided total funds of $160,000, consisting of $100,000 from the issuance of a one-year 8% convertible note, $30,000 from a one-year 6% loan and $30,000 from the sale of 1,000,000 shares of our common stock. Similarly, our financing activities provided $286,000 during the first nine months of fiscal year 2007.

            Our liabilities, all of which are current liabilities (due within one year), totaled approximately $1,511,000 at July 31, 2008.  Of this amount, $705,000, plus accrued interest of approximately $96,000, was owed to Dr. Terry. The $705,000 of indebtedness consists of $400,000 of 6% convertible notes, $100,000 of 8% convertible notes, and $205,000 of 6% non-convertible unsecured loans. Of the total principal owed to Dr. Terry, $300,000 is secured by all of our assets and $405,000 is unsecured.  Additionally, we owed Dr. Terry $301,500 for accrued rent.

           Our other major liability is for payroll taxes, which is estimated at approximately $231,000, including interest and penalties, at July 31, 2008. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities and, in November 2007, we submitted an Offer in Compromise to substantially reduce our liability. Although the Offer in Compromise has been rejected, the Company has appealed the initial determination and is continuing negotiations with the Internal Revenue Service to reduce our liability. There is no assurance that we will be able to reach a settlement of our payroll tax liabilities acceptable to us.

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

 ITEM 3 - CONTROLS AND PROCEDURES

            (a) Evaluation of disclosure controls and procedures

            We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

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

            Based upon an evaluation conducted for the period ended July 31, 2008, Gordon Scott Venters who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of July 31, 2008, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

(b)	Reports on Form 8-K No Reports on Form 8-K were filed during the three months ended July 31, 2008.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 22, 2008

DESTINATION TELEVISION, INC.

By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (Principal Executive Officer) and Acting Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director