Form 10-K
period 2008-10-31
DESTINATION TELEVISION, INC.
filed 2009-02-13
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 Form 10-K

[X]      Annual Report under Section 13 or 15(d) of the Securities
  Exchange Act of 1934
 For the fiscal year ended October 31, 2008

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

Common Stock

(Title of Class)
Check whether the registrant:
is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports)

 Yes [X] No [ ]

and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Check whether the registrant: is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check whether the registrant: is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Destination Television, Inc.'s revenues were $12,813 for the fiscal year ended October 31, 2008.

The aggregate market value of the stock held by non-affiliates (53,989,217 shares) computed by reference to the closing price of such stock ($0.011), as of February 11, 2009, was $593,881.

As of February 11, 2009, there were 93,358,760 shares of Destination Television, Inc. common stock outstanding.

Documents incorporated by reference: None.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

            Destination Television, Inc. ("we" or "the Company") is a media production, promotion and advertising company previously focused primarily on the out-of-home (OOH) digital signage industry. Our core business has been providing our universal content platform and premium advertising messages to high traffic out-of-home locations. Our advertising offers benefits to both the locations and advertisers and is intended to create sales lift at both the point of sale (POS) location and at the retail level. We provide remote, custom edited content and advertising delivery platforms to high traffic OOH locations and deliver national, regional, and local advertising and short format entertainment content.

            We plan to expand our scope to include other businesses that are in the entertainment industry and to expand our core advertising business to encompass interactive marketing and out-of-home social networking that provide measurement for advertisers.

            On December 5, 2006, we received our registered trademark status for Destination Television® with the United States Patent and Trademark Office (Registration Number #3,179,292) under Section 038 of narrowcast media/audio in out-of-home locations.

            Our primary business is creating and implementing out-of-home distribution network platforms to reach captive audience viewers, primarily in high traffic OOH leisure destinations. We provide proprietary advertising and marketing concepts and strategies, which we produce, as well as advertising content provided by us or our advertisers. Our flexible digital network platforms allow for content that can be updated and changed remotely and is specific for each targeted demographic group, time of day and monitor and measure frequency and rotation of those ads and messages. We promote our networks as being able to increase exposure and brand recognition and strengthen the influence of consumer purchasing decisions, both at the point-of-purchase as well as at the retail level. Our digital technology and premium locations can provide advertisers with instant delivery and flexibility of content that can be unique to each location, which allows our clients the ability to change their programming or select a specific location to target-market potential consumers. Our private television networks are not currently regulated by the FCC, which offers distribution opportunities to companies that are unable to advertise their products on conventional networks or cable television.

            We have completed our beta test at a sample of our locations and have concluded that we will now charge our locations a monthly subscription fee. We have advised our locations' managers that media boxes will be available to replace all DVD formats and we intend to expand aggressively into new locations on the subscription-based platform. Our proven digital technology platform will allow for content to be updated remotely as the locations add products and services and marketing campaign changes. We plan to charge a monthly subscription fee of $199 for each location.

            We offer locations a turnkey solution consisting of hardware, software, location programmed content, entertainment and advertiser content and if necessary and economically viable, television monitors to distribute our programming.

            We are also able to use the locations' own televisions to promote their brands, products and services. We plan to offer new profit centers for the location such as participations in anticipated revenues from advertisers, text messaging, sponsors, special promotions and the recurring revenue from data base information created from text messaging.

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

Strategy

            We have revised our business model to sell our locations "electronically" through our new website. The site utilizes only two links "Locations" and "Advertisers" and handles all aspects of a "physical" sale of both the locations and the advertisers. Our new business approach allows for a more accelerated and scalable platform for prospecting and closing location and advertiser sales. All content that is provided to us by the location or the advertiser is delivered electronically to our facility for assembly and is then loaded remotely from our servers onto the location's playlist.  We deliver a media player to the location's place of business for installation into their pre-existing screens. We are concentrating our efforts on signing to our networks high traffic leisure OOH locations.

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

            We intend to solicit national advertisements on our networks at such time as a uniform measurement and metric methodology is implemented for the digital signage industry that can provide proven and quantitative impressions of advertiser viewership. We intend to actively solicit national advertisements through advertising and media placement agencies. We believe that developing or acquiring interactive capability will solve the problem of providing viewer statistics. It will also assist in creating databases for the business to be used for promotions and information and it will also provide entertainment for patrons of our locations.

            We plan to actively solicit advertising agencies, and expand locations aggressively until we have or achieve sufficient locations to draw critical mass for national advertisers. We believe we can acquire certain national commercials via "promo only" while we increase locations leveraging local and regional advertisements, and in the future replace them with paying national advertisements. In addition, we intend to derive a substantial portion of our revenues from strategic alliances and agreements with retail locations, whereby the product or service at the location agrees to pay for co-op advertising. We have begun to obtain agreements from locations that will pay us a monthly subscription fee for the services they receive from us. New locations will pay a monthly fee per location in exchange for custom advertisement of the location's brand, product or service to its customers. Our revised business model is now focused on appealing to regional and national chains as a subscription based service in contrast to pursuing individual locations.

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

            We believe that our business model can only be successful if we are able to attract a sufficient number of subscribers and locations to reach critical mass in order to attract advertisers that are interested in reaching the demographics of our advertiser platforms. In order to accomplish this goal, we must place our broadcasts in high traffic OOH locations in entertainment and retail districts throughout the United States. We plan to only solicit multiunit businesses such as chain restaurants. There is no assurance that we will able to enter into agreements with a sufficient number of these businesses to interest the advertisers that we are seeking.

            In order to interest viewers to watch our monitors and see and pay attention to our advertisements, we must provide entertaining content. We believe our "advertainment" platform is a correct mix of short content entertainment and advertisements; however, there can be no assurance that the general public will embrace this format. Just as an "ads-only" channel has not proven to be popular, we believe that to be successful in presenting advertisements, we must provide some form of entertainment, and we have chosen first-run motion picture trailers and new music videos mixed with quality digital advertisements to create our unique brand of "advertainment." We have not taken any surveys as to whether our locations' patrons like being exposed to ads or movie trailers or music videos.  Our plan to either acquire or develop an interactive communication model using text messaging and out-of-home social networking should add another entertainment aspect to our offerings as well as providing documentation of viewership to assist us in obtaining advertisers.

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

            At several of our test locations, in addition to providing the businesses with free advertisements, we entered into agreements to pay the locations, on a pro-rata basis, from 10% to 33% of the gross ad revenue. We are considering the possibility of extending this practice to some or all of our locations, but only as to ads initiated by employees of those locations.

            Industry Background

            The point-of-purchase OOH market, together with the digital signage and out-of-home advertising business, is currently estimated at $6 billion annually. The advertising industry is diverse and includes television, newspapers, magazines, radio, specialty media, the Internet, billboards, direct mail and telephone directories. Approximately $460 billion was spent on worldwide advertising in 2000, including over $240 billion in the United States alone.

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

            Network Program

            Our "networks," which is the term we use to describe our groups of locations that permit their patrons to view our broadcasts, offer advertisers the ability to target specific demographics on a site-by-site basis. Placing monitors in OOH high traffic leisure destinations, such as sports bars, taverns, nightclubs, gyms and health clubs, hotels and most leisure destinations, increases exposure and ad impressions. The monitors are profiled based on specific characteristics of their audience, including age, gender, race and income. This is not accomplished scientifically, but by word-of-mouth and anecdotal observation, which we believe to be reliable. Some examples of the type of information which may be helpful for advertisers are the price of drinks in a bar, which gives information as to patrons' income; the breakdown by sexes, which might indicate the type of drink, which would appeal to a particular gender; the types of cars and trucks in the parking lot, are all items of information that may be useful to advertisers in determining the demographics make-up of the viewing population. This information availability allows us to appeal to both local advertisers targeting a small geographic area within a major city, as well as national advertisers targeting a wide range of demographic groups. Documenting this information will be more accurate once we install interactive applications.

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

            Installation costs for a new site include the cost of acquiring hardware and the cost of installing equipment.  The fully installed average per site cost for a typical location with a 42" plasma television, digital media player and stand is approximately $2,400. Some sites may contain multiple monitors that would be supported from a single forward storage media player. Alternatively, we plan to make use of the location's existing televisions to reduce our initial cash outlay.

            We secure three to five-year location agreements. We do not permit ads of competing bars, gyms, hotels, video stores or other leisure destinations to be broadcast to the locations on our network.  The location establishment is responsible for supplying electricity to the equipment and keeping the designated monitor on, during normal business hours. As compensation for allowing us to place our monitors in their business facility, the location receives monthly advertising spots. We usually provide the business location with at least four times the advertisements that air, and at least four times per hour. The location may display its monthly event calendar, five-second static ad and photo gallery, or the locations' products or services that are all updated monthly, at a cost of $199 per month per location.

            Advertising Sales

            Our strategy is to derive a significant portion of our revenue from placed advertisements.  We are attempting to procure national advertisers, primarily through advertising and promotion agencies and public relations firms that have the ability to direct promotion funds. Examples of industries that are constantly having special promotions are the automobile, fashion and entertainment industries. We are also seeking advertisers that are looking for alternate media to promote their products that are limited by law or tradition as to their advertising options. We also look for opportunities for advertisers whose products can be sold immediately on an impulse basis such as beverages in a bar and health foods and supplements in gym locations. Recent surveys have shown that 61% of people leaving gym locations make an immediate purchase, with 55% purchasing goods from a supermarket or drugstore (source: Health Club Panel). We intend to target advertisers that relate to this mentality of "leisure destinations driving traffic to retail locations," as we have implemented this tag line in our marketing efforts.

            We believe that advertising and product demonstrations at the point-of-purchase could significantly influence which products consumers purchase.

            Advertising rates are based upon the availability of space for the desired location, the size and demographic make-up of the market served by the screens and the availability of alternative advertising media in the area. Advertising sales are generally made pursuant to contracts with local, regional or national advertisers. Advertising rates currently implemented by us may change when a uniform measurement has been obtained for the digital signage industry creating a relevant cost per thousand ("CPM"). We expect that our future implementation of interactive media applications will facilitate obtaining national advertisers.

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

            Bar TV, Gym TV and Hotel TV

            We have established as separate networks Bar TV, Gym TV and Hotel TV, but have decided to deactivate these brands at the present time and concentrate on our general brand, Destination Television. We may, in the future, re-establish one or all of these brands.

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

Employees

            We currently have two full-time employees and also employ independent commission representatives. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide services on an as-needed basis.

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

Mergers and Acquisitions

            In addition to pursuing our revised business model, we are seeking to acquire companies or enter into joint ventures with companies that are in the entertainment, advertising or promotion fields, especially companies that have in-house or affiliated sales departments. We believe that our concept of leisure destinations driving traffic to retail locations is relevant to all forms of advertising, whether in digital or print or sound format. We believe that there are companies, in Florida and elsewhere, that could benefit from our capabilities and industry relationships and that can also complement our existing network structure. In light of our limited cash position and relatively high debt load, there is no assurance that we will be able to complete the acquisition of any company.

ITEM 1A - RISK FACTORS

            Our future results of operations involve a number of risks and uncertainties. The following paragraphs discuss a number of risks that could impact the company's financial condition and results of operations.

Our financial statements have been prepared assuming that we will continue as a going concern and raise substantial doubt as to our ability to continue as a going concern which may discourage investors from investing in us.

            The auditor's report on our 2008 financial statements, states that Destination Television, Inc. has suffered losses from operations; has a cash deficiency from operations; and is experiencing operating losses that raise substantial doubt about our ability to continue as a going concern.  We continue to explore the possibility of raising funds through available sources which include equity and debt markets.  We are not certain that we will be successful at raising funds through any sources as a result of our efforts.  Our capital requirements in the future will depend on numerous factors, including the rate of acceptance of our networks by multi-unit locations, advertisers, and others.  We cannot assure you that any necessary financing will be available on terms favorable to us, if at all.  If we cannot raise necessary additional capital on acceptable terms, we may not be able to develop or enhance our networks and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, or even continue as a going concern.

We have a substantial liability for delinquent payroll taxes and if we are unable to settle this debt, we may be required to discontinue operations.

            We owe approximately $237,000 for delinquent payroll taxes, interest and penalties. We submitted an Offer in Compromise to the Internal Revenue Service to substantially reduce our liability. Although the Offer in Compromise has been rejected, we have appealed the initial determination and are continuing negotiations. There is no assurance that an acceptable settlement will be reached and failure to reach such a settlement may have adverse consequences for our business including discontinuing operations.

We have only recently modified our business plan and the limited information about our plan makes an evaluation of us difficult.

            We have conducted limited operations and we have little operating history that permits you to evaluate our business and our prospects based on prior performance.  You must consider your investment in light of the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development, particularly those engaged in emerging industries.  There can be no assurance that we will successfully address such risks, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We have experienced historical losses, have an accumulated deficit and may not become profitable.

            For the fiscal years ended October 31, 2007 and October 31, 2008, we experienced net losses of $703,123 and $616,359, respectively. In addition, at October 31, 2008, we had an accumulated deficit since the date of our quasi-reorganization, October 31, 1999, of $7,957,598.  Our operating results for future periods will include significant expenses, including sales and marketing costs, programming and administrative expenses, and will be subject to numerous uncertainties.  As a result, we are unable to predict whether we will achieve profitability in the future.

The success of our new business model is substantially dependent upon our ability to obtain multi-unit locations to subscribe to our service and to sell advertising on our networks, which is unproven.

            Our business model is unproven and may never gain market acceptance among business establishments. Any inability to attract new locations will hinder our growth.  We may not succeed in attracting locations to our networks. Technological advancements, changes in the way consumers make purchasing decisions, the entry of new competitors into our industry or any unforeseen transformation in market conditions could have a material adverse effect on our ability to execute our business plan.

We face competition from different sources, many of which have greater resources than we do; we may be unable to become a competitive force in our marketplace.

            Some of these competitors have a longer operating history than we do and many of them have substantially greater financial and other resources than we do.  As a result, we will likely encounter greater difficulty in implementing our business plans than will our competitors.  The introduction of similar or superior offerings by current or future competitors could have a material adverse effect on our business, financial condition and results of operation.

If we are unable to obtain additional funding our business operations will be harmed.

            We believe that our available cash will be sufficient to meet our operating expenses and capital expenditures through July 2009. We do not know if additional financing will be available when needed, or if it is available, it will be on acceptable terms. Insufficient funds may prevent us from implementing our business strategy or may require us to delay, scale back or terminate our operations.

Our shareholders may experience significant dilution if we sell additional securities to fund our operations or acquire businesses or technologies.

            If working capital or future acquisitions are financed through the issuance of equity securities, our shareholders may experience significant dilution. In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our outstanding shares of common stock. The conversion of future debt obligations into equity securities could also have a dilutive effect on our shareholders. Regardless of whether our cash assets prove to be adequate to meet our operational needs, we may elect to compensate providers of services by issuing stock in lieu of cash.

Our business is an emerging enterprise; as a result, the market price for our common stock may be subject to extreme volatility.

            The market for securities of emerging companies, including companies such as ours, has historically been more volatile than the market for stocks in general. As a result, the price of our common stock may be subject to wide fluctuations in response to factors, some of which are beyond our control, including, without limitation, the following:

            · quarter-to-quarter variations in our operating results;
            · our announcement of material events;
            · price fluctuations in sympathy to others engaged in our industry; and
            · the effects of media coverage of our business.

We depend on the continued services of our chief executive officer.

            Our future success depends on the continued services of Gordon Scott Venters, our Chief Executive Officer and President.  While we have entered into an employment agreement with Mr. Venters, the loss of any of his services would be detrimental to us and could have a material adverse effect on our business, financial condition and results of operations.  We do not currently maintain key-man insurance on Mr. Venters' life.

Penny stock regulation may restrict the marketability of our securities and cause the price of our securities to decline.

            The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase and a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Also, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of investors to sell our securities in the secondary market and may affect the price at which such purchasers can sell any such securities.

Our common stock is thinly traded and an active and visible trading market for our common stock may not develop.

            · investors may have difficulty buying and selling or obtaining market quotations;
            · market visibility for our common stock may be limited; and
            · a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

            The price of our common stock has fluctuated during past several years. During the period from November 1, 2006 through October 31, 2008, our stock price has ranged from $0.002 to $0.133 and the spread between the "bid" and "asked" quotations is often substantial.

Our management and internal systems may be inadequate to handle the growth of our business. Inability to manage or fund our growth could have a material adverse effect on the quality of our networks and our business.

            Our growth is expected to continue to place significant demands on our management and other resources. As a result, we will need to obtain additional personnel, equipment and other resources in order to successfully execute new opportunities. We may have difficulty obtaining these additional resources.

            Our future success will depend on our ability to manage our growth effectively, including:

            · training, motivating, managing and retaining our existing employees and attracting and integrating new employees;
            · improving our business development capabilities;
            · developing and improving our operational, financial, accounting and other internal systems and controls, including hiring a chief financial officer; and
            · maintaining quality programming on our networks.

            There is no assurance that we will have sufficient funds to obtain the additional personnel, equipment and other resources necessary to sustain our growth.

            Our systems, procedures and controls are not adequate to support our operations or enable our management to act quickly enough to exploit the market for our products and services. In addition, we will need new systems in order to support the growth of our business and cannot assure you that we will be able to develop these systems on a timely or cost-effective basis. Delays or problems associated with any improvement or expansion of our operational systems and controls could adversely impact our business. Our inability to manage our growth effectively could have a material adverse effect on the quality of our networks, our ability to retain key personnel and our results of operations.

ITEM 1B - UNRESOLVED STAFF COMMENTS

            None

ITEM 2 - PROPERTIES

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted to a vote of our security holders during fiscal year 2008.

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ending	High	Low

January 31, 2007	$0.133	$0.031
April 30, 2007	0.084	0.031
July 31, 2007	0.098	0.045
October 31, 2007	0.049	0.025

Quarter Ending	High	Low

January 31, 2008	$0.045	$0.015
April 30, 2008	0.06	0.012
July 31, 2008	0.042	0.01
October 31, 2008	0.014	0.002

Price Range of Series B Preferred Stock

            All of the shares of our Series B Preferred Stock are owned by our President, Gordon Scott Venters. There is no public market for our Preferred Stock.

Shareholders

            As of February 11, 2009, we had approximately 400 shareholders of our common stock and as of that date, we had one shareholder of our Series B Preferred Stock.

            The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of our common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

            The holders of the Series B Preferred Stock have rights identical to the holders of the common stock except that each share of Series B Preferred Stock has the voting rights equivalent to four times the votes of each share of the common stock into which the Preferred shares may be converted.

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

Changes in Securities and Use of Proceeds

Common Stock

            Stock Issuances

            During the fourth quarter ended October 31, 2008, we issued a total of 19,700,000 shares of common stock.

           The newly issued shares consisted of: 4,500,000 shares that were sold to an accredited investor for $45,000 cash, at $0.01 per share; 15,000,000 shares that were issued to our President and Chief Executive Officer, Gordon Scott Venters, as payment of accrued but unpaid salary in the amount of $76,000, based on an average  market value of $0.0051 per share; 50,000 shares in payment of director's fees to our director, Mr. Todd Nugent, valued at $105, or $0.0021 per share; and 150,000 shares to a consultant for services valued at $765, based on the market price of $0.0051 per share. The cash received was used for working capital. The shares issued were restricted as to transferability. The issuances were all made in reliance on Section 4(2) of the Securities Act of 1933 and were made without general solicitation or advertising. The recipients represented to us that the securities were being acquired for investment purposes.

            As of October 31, 2008, we had 75,658,760 shares of common stock outstanding.

            Subsequent to the end of our October 31, 2008 fiscal year, we issued 4,950,000 shares of common stock to three accredited investors for cash consideration of $83,100. The Company also issued 12,500,000 shares for consulting services, of which 10,000,000 shares were issued in connection with a one-year consulting agreement that commenced on December 22, 2008. Pursuant to that agreement, the Company also granted three-year options to acquire 5,000,000 shares of the Company's common stock at $0.02 per share and 5,000,000 shares at $0.05 per share. All of these securities are restricted as to transferability.

           As of February 11, 2009, we had 93,358,760 shares of common stock and 5,750,000 shares of Series B Preferred Stock outstanding. The Series B Preferred Stock is convertible into 5,750,000 shares of common stock.

ITEM 6 - SELECTED FINANCIAL DATA

         Not Applicable

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of operations for the Fiscal Years Ending October 31, 2008 and October 31, 2007

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

            In the fiscal years ending October 31, 2008 and 2007, we reported nominal sales of $12,813 and $26,108, respectively.  Sales in both periods were primarily of an experimental nature, wherein we tested and refined different concepts and approaches for potential advertisers. Included in our sales in fiscal 2007 was a sale of one of our Internet domain names for $7,500.

Expenses

            Selling, General and Administrative

           Selling, general and administrative expenses for the fiscal year ended October 31, 2008 decreased $154,512 or 22% to $536,620 from $691,130 in fiscal 2007.  This decrease is primarily attributable to decreases of, $39,000 in cost of production personnel and sales staff, $28,000 in stock compensation for services paid with our common stock, $22,000 for professional fees, and $26,000 for officer's salary, and $16,000 in litigation expenses. As a percent of total expenses, selling and general administrative expenses were 89% and 95% for the fiscal years ended October 31, 2008 and 2007, respectively.

            Interest Expense

            Interest expense in fiscal year 2008 increased by approximately $28,000 to $66,050 from $38,101 in fiscal year 2007. Interest expense for both years consisted of accrued interest on the outstanding Terry notes and loans payable and estimated accrued interest on our payroll tax liabilities.

            Loss on Discontinued Operations

            Our loss on disposition of discontinued operations was $26,502, which represented our cash investment in American Broadcast Group LLC, which is not recoverable. The loss is reflected separately in the Consolidated Statement of Operations as the results of a Discontinued Operation.

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

Losses

            Our net loss before taxes was $616,359 in the year ended October 31, 2008, compared to $703,123 for the year ended October 31, 2007. Included in our losses in the 2008 fiscal year was a non-cash charge of $36,020, which we recorded, as expense, for the fair value of consultants' options. In the 2006 fiscal year, we recorded a similar expense of $49,225. Although we have substantial tax carry-forwards, we have not reduced our net loss for the year by any tax benefit, because we determined that it was more likely than not that our net operating loss carry-forwards would not be utilized; therefore, we have provided a valuation allowance against the related deferred tax asset and, consequently, our net loss before taxes and after taxes is the same.

            Although we believe our revised business model may provide an increase in revenue and a reduction in losses for the year ending October 31, 2009, there can be no assurance that we will achieve profitability, generate new revenues, or sustain growth in the future. Without required funding, we will not be able to increase the number of subscribers for our digital signage or enable us to develop new media concepts or acquire existing companies.

Impact of Inflation

            It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

            For the period November 1, 1999 through October 31, 2008, we have not generated cash from operations.  Cash used by operating activities was $241,376 and $250,415 for the fiscal years ended October 31, 2008 and 2007, respectively.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During fiscal year 2008, our financing activities provided total funds of $205,020.  Similarly, our financing activities provided total funds of $315,000 for fiscal year 2007.

            Our liabilities, all of which are current liabilities (due within one year), totaled approximately $1,503,000 at October 31, 2008.  Of that amount, $705,000, plus accrued interest of $118,000, was owed to Dr. Terry. The $705,000 of principal consists of: $500,000 in the form of 6% and 8% convertible notes, of which $300,000 is secured by all of our assets, and $205,000 in 6% non-convertible unsecured loans. Additionally, we owed Dr. Terry $315,000 for accrued rent. Our other major liability is for payroll taxes, which is approximately $237,000, including interest and penalties, at October 31, 2008. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities and we submitted an Offer in Compromise to substantially reduce our liability. Although the Offer in Compromise has been rejected, we have appealed the initial determination and are continuing negotiations. There is no assurance that an acceptable settlement will be reached.  All payroll tax obligations for the calendar years 2007 and 2008 have been paid.

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

Capital Expenditures

            Assuming we are unable to consummate an acquisition of an existing company with capital expenditure requirements, our equipment needs should not exceed $100,000 for the next 12 months. Even with the limited requirements, there is no assurance that we will be able to obtain financing to acquire the equipment at terms acceptable to us.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Our audited financial statements for the fiscal years ended October 31, 2008 and October 31, 2007 follow Item 15, beginning at page F-1, following Part IV.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On January 29, 2009, we accepted the resignation of Patrick Rodgers, CPA, PA as our principal independent registered public accounting firm. Concurrent with the acceptance of the resignation of  Patrick Rodgers, CPA, PA, our Board of Directors engaged Michael F. Cronin, CPA as our independent registered public accounting firm to audit our financial statements for the year ending October 31, 2008. Our Board of Directors approved the decision to change independent registered accounting firms. We did not consult with Michael F. Cronin, CPA on any matters described in Item 304 (a)(2)(i) and Item 304 (a)(2)(ii) of Regulation S-K prior to January 29, 2009.

            During the fiscal year ended October 31, 2008 and through the date of our acceptance of the resignation of Patrick Rodgers, CPA, PA (January 29, 2009), there were no disagreements with Patrick Rodgers, CPA, PA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Patrick Rodgers, CPA, PA would have caused Patrick Rodgers, CPA, PA to make reference to the disagreements in connection with his reports on our financial statements for such year. Since the engagement of Michael F. Cronin, CPA, we have had no disagreements with that firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

            The reports of Patrick Rodgers, CPA, PA on our financial statements for the fiscal year ending October 31, 2007 contained a statement indicating substantial doubt about our ability to continue as a going concern because of our ongoing losses from operations.  The audit reports of Patrick Rodgers, CPA, PA on our financial statements for the fiscal year ended October 31, 2007 contains no other adverse opinion, disclaimer of opinion or modification as to  uncertainty, audit scope  or accounting principles (as described in Item 304(a)(1)(ii) of Regulation S-K).

ITEM 9A - CONTROLS AND PROCEDURES

             Evaluation of Disclosure Controls and Procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to him.

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

             Based upon an evaluation conducted for the period ended October 31, 2008, Gordon Scott Venters who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of October 31, 2008 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

             ·     Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
             ·     Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

             In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures

             Report of Management on Internal Control over Financial Reporting

             Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

             Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

             Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

             Management conducted an evaluation and assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations of Treadway Commission in Internal Control – Integrated Framework. Based on that assessment, management concluded that, as of October 31, 2008, our internal control over financial reporting was not effective because of limited staff and the need for a full-time chief financial officer.

             This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

             Changes in Internal Control over Financial Reporting

             We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

            None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

            The following is a list of our directors and executive officers, their respective ages and the positions they hold with us.

Name	Age	Positions

Gordon Scott Venters	47	Director, Chief Executive Officer and President
Todd Nugent	50	Director

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

Compensation of Directors

            Members of our board of directors receive, on an annual basis, shares of our common stock, as payment for services. In both 2008 and 2007, director Mr. Todd Nugent received 50,000 shares of common stock. In 2007, Mr. Gordon Scott Venters received 50,000 shares of our stock as a director's fee. Our directors are reimbursed for reasonable out-of-pocket expenses in connection with attendance at board meetings.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

            The following table provides summary information for the fiscal years 2006, 2007 and 2008 concerning cash and non-cash compensation paid or accrued by us to, or on behalf of, Gordon Scott Venters, our president and chief executive officer. No other officer earned more than $100,000 during the period.

Summary Compensation Table
		Annual Compensation				Awards	Payouts

Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/LTIP SARs Payouts	All Other Compensation

Gordon Scott Venters, President and Chief Executive Officer
	2006	139,650		0	0	0	1,300,000 shares	0
	2007	146,632		0	0	0		0
	2008	153,964	(1)	0	0	0		0

                       (1) Includes $86,895 of salary that was unpaid as of October 31, 2008.

Employment Agreements

            Gordon Scott Venters is employed as our President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $153,964; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of October 31, 2008, Mr. Venters was owed $86,895 for accrued unpaid salary.

            In April 2007, Mr. Venters, acquired from us 500,000 shares of our common stock, which were valued at $26,000, or $0.052 per share, as repayment of a $25,000 loan he made to the Company in August 2006 and payment of $1,000 of accrued unpaid salary. Additionally, in October 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary.

            In November 2007, Mr.Venters acquired from us 2,000,000 shares of our Series B Preferred Stock as payment of $56,000 of accrued unpaid salary. The shares were valued at $56,000, or $0.028 per share, which represented the approximate value, at the date of issuance, of the common stock into which the Series B Preferred Stock may be converted. Also, in September and October 2008, Mr. Venters, acquired a total of 15,000,000 shares of common stock at an average price of approximately $0.0051 as payment for accrued but unpaid salary of $76,000.

            The shares of Series B Preferred Stock and the common shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth certain information concerning the ownership of our common stock and Series B Preferred Stock as of February 11, 2009, with respect to: (i) each person known to us to be the beneficial owner of more than five percent of each class of stock, (ii) all of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The notes accompanying the information in the table are necessary for a complete understanding of the information provided below. As of February 11, 2009, there were: 93,358,760 shares of common stock and 5,750,000 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock and has the equivalent voting rights of four shares of common stock.

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

Name and Address of Beneficial Owner and Relationship to the Company	Class Common	Percent	Series B Pfd. (Percent)		Total common including shares which may be acquired within 60 days		Combined Percent

Gordon Scott Venters 530 N. Federal Highway Fort Lauderdale, FL 33301 President and Director	17,211,020	18.4%	5,750,000	(100%)	22,961,020	(1)	23.2%	(1)

Todd Nugent 530 N. Federal Highway Fort Lauderdale, FL 33301 Director	183,050	0.2	0		183,050		0.2

Dr. Gerald Cooper 2165 Bonnevit Ct., NE Atlanta, GA 30345 Beneficial Owner of more than 5% of Class	7,000,000	7.5	0		7,000,000		7.5

Dr. Harold K. Terry 600 NE 55th Terrace Miami, FL 33137 Beneficial Owner of more than 5% of Class	11,975,473	12.8	0		19,975,473	(2)	19.7	(2)

Westport Strategic Partners, Inc. 110 E. Broward Blvd. Fort Lauderdale, FL 33301 Beneficial Owner of more than 5% of Class	9,750,000	10.4	0		19,750,000	(3)	19.1

Directors and Executive Officers as a group (-2-persons)	17,394,070	18.6%	5,750,000	(100%)	23,144,070	(1)	23.4%	(1)

            (1) Includes 5,750,000 common shares that are issuable upon conversion of our Series B preferred stock.

            (2) Includes a total of 8,000,000 additional common shares of which 2,000,000 shares may be issued upon the conversion of $200,000 of 6% convertible promissory notes at a conversion price of $0.10 per share; and 6,000,000 shares that may be issued upon the conversion of $300,000 of 6% and 8% convertible promissory notes, at a conversion price of $0.05 per share, the computation of which $200,000 is based on the average share price of the five days prior to the date of this report, but no lower than $0.05 per share.

            (3) Includes stock options to acquire 10,000,000 shares of common stock before December 22, 2011. Joseph Safina, President of Westport Strategic Partners, Inc. has the power to vote and dispose of the shares.

Changes in Control

            There are currently no arrangements in place that will result in a change in control of our company.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Dr. Harold Terry

On December 21, 2007, the Company issued a one-year 8%, $100,000 secured convertible note to Dr. Harold Terry, a major shareholder of the Company's common stock for $100,000 cash.  The note is convertible into common stock at $0.05 per share and is collateralized by all of the Company's assets, both tangible and intangible, and is restricted as to transferability. The proceeds of the note were used for working capital. As of October 31, 2008, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of these convertible notes payable, $300,000 are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. In fiscal year 2007, Dr. Terry made $125,000 of unsecured loans to the Company. As of October 31, 2008, the total of unsecured loans payable to Dr. Terry totaled $205,000.

The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid.

As of October 31, 2008 and October 31, 2007, the Company owed Dr. Terry for accrued interest in the amounts of $117,793 and $76,224, respectively and for accrued rent $315,000 and $261,000, respectively. These amounts are included in the accompanying consolidated balance sheets as accounts and accrued expenses payable.

Directors

In October 2008, the Company issued 50,000 shares of its common stock as a director's fee to Todd Nugent. The shares, which are restricted as to transferability, were valued at $105 or $.0021 per share.

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

Gordon Scott Venters

Effective November 2007, Gordon Scott Venters, entered into a three-year employment agreement with the Company, which is described above in Item 11 - Executive Compensation.

In November 2007, Mr. Venters, acquired from the Company 2,000,000 shares of its Series B Preferred Stock as payment of $56,000 of accrued unpaid salary. The shares were valued at $56,000, or $0.028 per share, which represented the approximate value, at the date of issuance, of the common stock into which the Series B Preferred Stock may be converted. Also, in September and October 2008, Mr. Venters, acquired a total of 15,000,000 shares of common stock from the Company at an average price of approximately $0.0051 as payment for accrued but unpaid salary of $76,000. The shares of Series B Preferred Stock and the common shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan and Mr. Venters acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, in exchange for the $25,000 loan and the balance of $1,000 was applied to accrued unpaid salary. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of October 31, 2008, Mr.Venters was owed $86,895 for accrued unpaid salary. As of October 31, 2007, he was owed $89,791

 ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

            For fiscal year 2007, our principal accountant Patrick Rodgers, CPA, PA, provided audit services and billed us $3,500. The only professional services rendered by Patrick Rodgers, CPA, PA were audit services,

            For fiscal year 2008, Patrick Rodgers, CPA, PA provided audit-related services, for which he billed $2,400. He did not provide audit, tax, or other services during fiscal year 2008.

            For fiscal year 2008, our principal accountant, Michael F. Cronin, CPA, provided audit services and billed us $5,000. The only professional services rendered by Michael F. Cronin, CPA were audit services. He did not provide audit-related services, tax services or other services during the fiscal year.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

See Exhibit Index attached to this Form 10-K.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 13, 2009	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer (principal executive officer) and Acting Chief Financial Officer (principal financial officer and principal accounting officer) and Director

February 13, 2009	/s/ Todd Nugent

Todd Nugent, Director

DESTINATION TELEVISION, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Financial Statements:
Balance Sheets as of October 31, 2008 and 2007	F-3
Statements of Operations for the years ended October 31, 2008 and 2007	F-4
Statements of Changes in Stockholders' Deficiency for the years ended October 31, 2008 and 2007	F-5
Statements of Cash Flows for the years ended October 31, 2008 and 2007	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 MICHAEL F. CRONIN
Certified Public Accountant

Board of Directors and Shareholders
Destination Television, Inc.
Fort Lauderdale, Florida

I have audited the accompanying consolidated balance sheet of Destination Television, Inc. and subsidiaries (the "Company") as of October 31, 2008 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Destination Television, Inc. and subsidiaries as of October 31, 2008 and the results of its operations, its cash flows and changes in stockholders' deficiency for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred total operating losses in the last two fiscal years, through October 31, 2008, of approximately $1,300,000. As a result of these continued losses, the Company has been unable to generate sufficient cash flow from its operating activities to support current operations. The Company's ability to generate sufficient future cash flows from its operating activities in order to sustain future operations cannot be determined at this time. Its plan is included in Note 15 of the financial statements. The Company has primarily funded its operations through the sale of its common stock and proceeds of debt borrowings. There can be no assurance that the Company will be able to do so in the future, and, if so, provide it with sufficient capital and on terms favorable to the Company. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might arise from the outcome of these uncertainties.

February 13, 2009

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant Orlando, Florida

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

February 13, 2008

/s/ Patrick Rodgers, CPA, PA

Patrick Rodgers, CPA, PA
Altamonte Springs, Florida

DESTINATION TELEVISION, INC. Consolidated Balance Sheets

	October 31, 2008	October 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$518	$40,838
Prepaid expenses	1,862	3,650

Total Current Assets	2,380	44,488

Property and equipment - net	73,499	95,535
Due from American Broadcast Group LLC	-	21,091
Acquired amortizable intangible assets	1,780	2,080

Total Assets	$77,659	$163,194

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts and accrued expenses payable	$561,716	$440,279
Payroll taxes payable	236,694	234,797
Convertible notes payable - related party	500,000	400,000
Loans payable - related party	205,000	175,000

Total Current Liabilities	1,503,410	1,250,076

Stockholders' Deficiency:
Preferred stock, Series B convertible ($0.0001 par value)
5,750,000 shares authorized and issued (3,750,000 in 2007)	206,000	150,000
Common stock ($0.0001 par value)
200,000,000 shares authorized
75,658,760 shares issued (52,258,760 in 2007)	6,325,847	6,104,357
Accumulated deficit	(7,957,598)	(7,341,239)

Total Stockholders' Deficiency	(1,425,751)	(1,086,882)

Total Liabilities and Stockholders' Deficiency	$77,659	$163,194

See accompanying notes to financial statements.

DESTINATION TELEVISION, INC.

 Consolidated Statements of Operations

	Year Ended

	October 31, 2008	October 31, 2007

Net Sales	$ 12,813	$ 26,108

Expenses:
Selling, general and administrative	466,095	596,972
Consulting	70,525	94,158
Interest expense	66,050	38,101

Total expenses	602,670	729,231

Loss from continuing operations	(589,857)	(703,123)

Discontinued operations:
Loss from discontinued operations of subsidiary
returned to former ownership
pursuant to rescission agreement	(26,502)	-

Net loss before income taxes	(616,359)	(703,123)

Income taxes	-	-

Net loss	$ (616,359)	$ (703,123)

Loss per share:

Basic and diluted:
Loss from continuing operations before
discontinued operations	$ (0.01)	$ (0.01)

Loss from discontinued operations and
loss on disposition, net	(0.00)	-

	$ (0.01)	$ (0.01)

Weighted average common share equivalent outstanding	64,209,669	51,547,522

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC. Statement of Changes in Stockholders' Deficiency

	Common Stock		Preferred Stock		Accumulated Deficit	Deferred Compensation	Total Stockholders' Deficiency

	Shares	Amount	Shares	Amount

Balance October 31, 2006	43,348,427	$5,656,295	3,750,000	150,000	$(6,638,116)	(33,333)	$(865,154)

Issued for cash	5,100,000	215,000					215,000
Issued for services	2,310,333	117,837					117,837
Issued in payment of liability	1,500,000	66,000					66,000
Issuance of stock options		49,225					49,225
Deferred compensation expense						33,333	33,333
Net loss for year ended October 31, 2007					(703,123)		(703,123)

Balance October 31, 2007	52,258,760	6,104,357	3,750,000	150,000	(7,341,239)	0	(1,086,882)

Issued for cash	5,500,000	75,020					75,020
Issued for services	2,900,000	34,450					34,450
Issued in payment of liability	15,000,000	76,000	2,000,000	56,000			132,000
Issuance of stock options		36,020					36,020
Net loss for year ended October 31, 2008					(616,359)		(616,359)

Balance October 31, 2008	75,658,760	$6,325,847	5,750,000	$206,000	$(7,957,598)	$0	$(1,425.751)

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC. Consolidated Statements of Cash Flows
	Year Ended
	October 31, 2008	October 31, 2007

Operating activities:
Net loss	$(616,359)	$(703,123)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	26,300	26,300
Recognition of deferred compensation	-	33,333
Grant of stock options at fair value	36,020	49,225
Stock issued for services	110,450	158,837
Decrease in restricted cash for payment of payroll taxes	-	100,000
Increase in payables and accrued expenses	179,334	88,663
Decrease of other operating assets – discontinued operations	21,091	-
Decrease (increase) in prepaid expenses	1,788	(3,650)

Cash used by operating activities	(241,376)	(250,415)

Investing activities:
Acquisition of fixed assets	(3,964)	(14,700)
Advance to American Broadcast Group LLC	-	(21,091)

Cash used by investing activities	(3,964)	(35,791)

Financing activities:
Proceeds from issuance of common stock	75,020	215,000
Proceeds notes and loans payable - related party	130,000	125,000
Repayment loan payable-other	-	(25,000)

Cash generated by financing activities	205,020	315,000

Increase (decrease) in cash	(40,320)	28,794
Cash and cash equivalents - beginning	40,838	12,044

Cash and cash equivalents - ending	$518	$40,838

Supplemental disclosure of non-cash financing activity:
Issued 480,679 shares of common stock in	$-	$25,000
repayment of loan payable-officer
Issued 2,000,000 shares of Series B Preferred Stock in
repayment of loan payable-officer	$56,000	$-

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC.

 Summary of Significant Accounting Policies
 Fiscal Years Ended October 31, 2008 and October 31, 2007

Basis of Presentation

The consolidated financial statements include the accounts of Destination Television, Inc., a Delaware corporation, and its wholly owned subsidiaries; Bar TV, Inc., Destination Television, Inc., a Florida corporation, and Hotel TV, Inc. All significant inter-company account balances and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally five years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Depreciation expense was $26,000 for both 2008 and 2007. A summary of fixed assets and the related accumulated depreciation is as follows:

	2008	2007

Equipment	$ 240,282	$ 236,318
Accumulated depreciation	(166,783)	(140,783)

Net	$ 73,499	$ 95,535

DESTINATION TELEVISION, INC.

 Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2008 and October 31, 2007

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
Fiscal Years Ended October 31, 2008 and October 31, 2007

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

There was no impact on the consolidated financial statements for the fiscal years ended October 31, 2008 and 2007, since no employee stock options were granted during those periods.

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's notes payable is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The carrying value approximates the fair value of the notes payable.

DESTINATION TELEVISION, INC.

Summary of Significant Accounting Policies
Fiscal Years Ended October 31, 2008 and October 31, 2007

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
 Fiscal Years Ended October 31, 2008 and October 31, 2007

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

DESTINATION TELEVISION, INC.

Summary of Significant Accounting Policies
 Fiscal Years Ended October 31, 2008 and October 31, 2007

Summary of Significant Accounting Policies (Cont'd)

Selected Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R provides additional guidance on improving the relevance, representational faithfulness, and comparability of the financial information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

DESTINATION TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2008 and October 31, 2007

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

2. Rescission of Acquisition of American Broadcast Group LLC

On November 1, 2007, the Company acquired all of the issued and outstanding member's interests of American Broadcast Group LLC in exchange for 3,520,000 shares of the Company's common stock. The shares were valued at $225,280, or $0.064 per share, which represented the approximate market value on July 6, 2007, the date the agreement was entered into by the parties. On June 18, 2008 the transaction was rescinded and the shares were returned to the Company for cancellation.

The Company's total loss on disposition was $26,502, which represented its cash investment in American Broadcast Group LLC, which is not recoverable. The loss is reflected separately in the Consolidated Statement of Operations as the results of a Discontinued Operation.

3. Acquired Amortizable Intangible Assets

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2009	$300
2010	300
2011	300
2012	300
Thereafter	580

Total expected annual amortization expense	$1,780

DESTINATION TELEVISION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2008 and October 31, 2007

(Notes to Financial Statements Cont'd)

4. Income Taxes

The Company has approximately $10.5 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2029. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2008	2007

The provision (benefit) for income taxes consists of the following:
Currently payable:
Federal	$0	$0
State	0	0

Total currently payable	$0	$0

Deferred:
Federal	$191,500	$237,600
State	26,600	33,500

Total deferred	218,100	271,100
Less increase in allowance	(218,100)	(271,100)

Net deferred	0	0

Total income tax provision (benefit)	$0	$0

	2008	2007

Individual components of deferred taxes are as follows:

Deferred tax asset arising from: Net operating loss carry forwards	$4,186,400	$3,947,800
Other	6,000	26,500

Total	4,192,400	3,974,300

Individual components of deferred tax allowance are as follows:

Deferred tax asset arising from Net operating loss carry forwards	(4,186,400)	(3,947,800)
Other	(6,000)	(26,500)

Total	(4,192,400)	(3,974,300)

Net Deferred Income Taxes	$0	$0

DESTINATION TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2008 and October 31, 2007

(Notes to Financial Statements Cont'd)

5. Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $54,000 for each of the years ended October 31, 2008 and October 31, 2007.

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $153,964; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of October 31, 2008, Mr. Venters was owed $86,895 for accrued unpaid salary. As of October 31, 2007, Mr. Venters was owed $89,791 for accrued unpaid salary.

6. Accounts and Accrued Expenses Payable

At October 31, 2008, Accounts and Accrued Expenses Payable consisted of the following: accounts payable, $42,028; accrued rent, $315,000; accrued interest, $117,793; and accrued officer's salary, $86,895.

7. Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes. As of October 31, 2008, the total of payroll taxes payable, including estimated interest and penalties, totaled $236,694. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. Although the Offer in Compromise has been rejected, the Company has appealed the initial determination and is continuing negotiations. There is no assurance that an acceptable settlement will be reached.  All payroll tax obligations for the calendar years 2007 and 2008 have been paid.

8. Notes Payable

Convertible Notes Payable - Dr. Terry

On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note originally due April 15, 2004, which has been extended to April 15, 2005 and further extended to April 15, 2009. On October 12, 2003, the Company issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The maturity date of this note was extended to October 12, 2005 and further extended to October 12, 2009. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share.

On March 27, 2006, the Company issued a 6%, one-year, $100,000 secured convertible note to Dr. Terry for $100,000 cash.  The note, which has been extended until March 26, 2009, is convertible into common stock at $0.10 per share. The note is collateralized by all of the Company's assets, both tangible and intangible and is restricted as to transferability.

DESTINATION TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2007 and October 31, 2006

(Notes to Financial Statements Cont'd)

On May 10, 2006, the Company issued an additional 6%, one-year $100,000 secured convertible note to Dr. Terry for $100,000 cash. The note, which has been extended to May 10, 2009, is restricted as to transferability.  The proceeds of the note were for used for working capital.

On December 21, 2007, the Company issued a one-year 8%, $100,000 secured convertible note to Dr. Harold Terry for $100,000 cash. The maturity date of the note has been extended to December 21, 2009. The note is convertible into common stock at $0.05 per share and is collateralized by all of the Company's assets, both tangible and intangible, and is restricted as to transferability. The proceeds of the note were used for working capital.

As of October 31, 2008, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

The convertible notes have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Loans Payable - Dr. Terry

On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. Loans payable to Dr. Terry totaled $205,000 as of October 31, 2008.

9. Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During fiscal year 2008, the Company issued to accredited investors a total of 5,500,000 shares of common stock for $75,000, of which 1,000,000 shares were issued at $0.03 per share and 4,500,000 shares were issued at $0.01 per share.

During fiscal year 2007, the Company issued a total of 5,100,000 shares of common stock for $215,000, of which 750,000 shares were sold to Dr. Terry in November 2006, for $60,000, or $0.08 per share, as described below, Note 12- Related Party Transactions; and 4,350,000 were sold to other accredited investors at between $0.03 and $0.05 per share

None of the above shares have been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Stock to Acquire American Broadcast Group LLC - Issuance and Rescission

On November 1, 2007, the Company acquired all of the issued and outstanding member's interests of American Broadcast Group LLC in exchange for 3,520,000 shares of the Company's common stock. The shares were valued at $225,280, or $0.064 per share, which represented the approximate market value on July 6, 2007, the date the agreement was entered into by the parties. On June 18, 2008 the transaction was rescinded and the shares were returned to the Company for cancellation. Upon cancellation of the shares, Stockholders' Deficiency - Common Stock was reduced $225,280.

Stock Issued for Services

In fiscal year 2008, the Company issued a total of 2,900,000 shares of common stock as payment for services of which 2,500,000 shares were pursuant to a consulting agreement described below; 200,000 and 150,000 to two separate consultants and 50,000 shares for fees to a director.

On February 20, 2008, the Company entered into a 12-month business consulting agreement with a consultant and, in connection with that agreement, issued, as compensation, 2,500,000 shares of common stock, which were registered pursuant to Form S-8 under the Securities Act of 1933, as amended and stock options. The shares were valued at $30,000, or $0.012 per share, which was representative of the approximate market value at the date of issuance. On May 30, 2008, the Company was notified by the consultant that effective June 29, 2008, he was terminating the agreement. The Company has demanded return of the 2,500,000 shares it issued as a consulting fee. The options, which expired on June 29, 2008, are described below in Note 10 - Common Stock Options.

In February 2008, the Company also issued 200,000 shares for consulting services, which were valued at $3,580, or approximately $0.018 per share, and in September 2008, the Company issued 150,000 shares for consulting services, valued at $765, or $0.0051 per share. In October 2008, a director of the Company (Mr. Nugent) was granted, as a director's fee, 50,000 shares, which were valued at $105 or $.0021 per shares.  The shares, which were issued for services, and valued at the approximate market price at the date of issuance have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

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

Stock Issued in Exchange for Debt

In November 2007, the Company's president, Gordon Scott Venters, acquired from the Company 2,000,000 shares of its Series B Preferred Stock as payment of $56,000 of accrued unpaid salary. The shares were valued at $56,000, or $0.028 per share, which represented the approximate value, at the date of issuance, of the common stock into which the Series B Preferred Stock may be converted. Also, in September and October 2008, Mr. Venters, acquired a total 15,000,000 shares of common stock from the Company at an average price of approximately $0.0051 as payment for accrued but unpaid salary of $76,000. The shares of Series B Preferred Stock and the common shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

In April 2007, Mr. Venters, acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, as repayment of a $25,000 loan he made to the Company in August 2006 and payment of $1,000 of accrued unpaid salary. Additionally, in October 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

DESTINATION TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2008 and October 31, 2007

(Notes to Financial Statements Cont'd)

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of October 31, 2008 there were 5,750,000 shares of Series B Preferred Stock outstanding and on October 31, 2007 there were 3,750,000 shares outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock.

10. Common Stock Options

On February 20, 2008, the Company granted options, pursuant to a consulting agreement, to purchase 8,000,000 shares of common stock. The options had an initial expiration date of February 20, 2009 and give the right to the grantee to purchase shares of common stock at exercise prices of $0.05 to $0.10, or an average of $0.075 per share. The number of shares of common stock to be received by the grantee was limited so that he would not beneficially own more than 10% of the then outstanding shares of common stock.  At the date of grant, the options were deemed to have a fair value of $36,020, pursuant to the Black-Scholes valuation model, which amount has been reflected as additional Consulting Expense in the Consolidated Statements of Operations for the 2008 fiscal year.

On April 2, 2007, the Company granted options, pursuant to a consulting agreement, to purchase 8,416,667 shares of common stock. The options had an expiration date of October 2, 2007 and give the right to the grantee to purchase shares of common stock at exercise prices of $0.06 to $0.25, or an average of $0.133 per share. The number of shares of common stock to be received by the grantee was limited so that he would not beneficially own more than 10% of the then outstanding shares of common stock.  At the date of grant, the options were deemed to have a fair value of $49,225, pursuant to the Black-Scholes valuation model, which amount has been reflected as additional Consulting Expense in the Consolidated Statement of Operations for the 2007 fiscal year.

The following table summarizes the key assumptions used in determining the fair value of options granted during the fiscal year ended October 31, 2008.

Table of Key Assumptions

Interest Rate	Dividend Yield	Expected Volatility	Expected Life

5.0%	0.0%	200.0%	12 mos.

The following table summarizes the key assumptions used in determining the fair value of options granted during the year ended October 31, 2007.

Table of Key Assumptions

Interest Rate	Dividend Yield	Expected Volatility	Expected Life

5.0%	0.0%	70.0%	6 mos.

The following table summarizes the option activity during the fiscal years ended October 31, 2008 and October 31, 2007.

	Weighted Average
	Shares	Exercise Price	Fair Value

Balance 11/1/06	0	-	-
Granted during 2007	8,416,667	$ 0.133	$ 49,225
Exercised during 2007	0	-	-
Lapsed during 2007	(8,416,667)	-	-

Balance 10/31/07	0	-	-
Granted during 2008	8,000,000	$ 0.075	$ 36,020
Exercised during 2008	0	-	-
Lapsed during 2008 *	(8,000,000)	-	-

Balance 10/31/08	0	$ -	$ -

* On May 30, 2008, the consultant notified the Company that he was terminating the Consulting Agreement effective June 29, 2008, at which time the options expired.

No options or warrants were outstanding at October 31, 2008 and October 31, 2007.

DESTINATION TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2008 and October 31, 2007

(Notes to Financial Statements Cont'd)

11. Litigation

As of October 31, 2008, the Company was not a party to any existing or threatened litigation.

12. Related Party Transactions

Dr. Harold Terry

On December 21, 2007, the Company issued a one-year 8%, $100,000 secured convertible note to Dr. Harold Terry, a major shareholder of the Company's common stock for $100,000 cash.  The note is convertible into common stock at $0.05 per share and is collateralized by all of the Company's assets, both tangible and intangible, and is restricted as to transferability. The proceeds of the note were used for working capital. As of October 31, 2008, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of these convertible notes payable, $300,000 are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. In fiscal year 2007, Dr. Terry made $125,000 of unsecured loans to the Company. As of October 31, 2008, the total of unsecured loans payable to Dr. Terry totaled $205,000.

The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid.

As of October 31, 2008 and October 31, 2007, the Company owed Dr. Terry for accrued interest $117,793 and $76,224, respectively; and for accrued rent $315,000 and $261,000, respectively. These amounts are included in the accompanying consolidated balance sheets as accounts and accrued expenses payable.

Directors

In October 2008, the Company issued 50,000 shares of its common stock as a director's fee to Todd Nugent. The shares, which are restricted as to transferability, were valued at $105 or $.0021 per share.

In August 2007, 100,000 shares of the Company's common stock were issued as directors' fees (50,000 to Mr. Venters and 50,000 to Mr. Nugent) and were valued at $13,000 or $0.04 per share, which was representative of the approximate market value at the date of issuance.

Gordon Scott Venters

Effective November 2007, Gordon Scott Venters, entered into a three-year employment agreement with the Company, which is described above in Note 5- Commitments-Employment Agreements.

In November 2007, Mr. Venters, acquired from the Company 2,000,000 shares of its Series B Preferred Stock as payment of $56,000 of accrued unpaid salary. The shares were valued at $56,000, or $0.028 per share, which represented the approximate value, at the date of issuance, of the common stock into which the Series B Preferred Stock may be converted. Also, in September and October 2008, Mr. Venters, acquired a total 15,000,000 shares of common stock from the Company at an average price of approximately $0.0051 as payment for accrued but unpaid salary of $76,000. The shares of Series B Preferred Stock and the common shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan and Mr. Venters acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, in exchange for the $25,000 loan and the balance of $1,000 was applied to accrued unpaid salary. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of October 31, 2008, Mr.Venters was owed $86,895 for accrued unpaid salary. As of October 31, 2007, he was owed $89,791

DESTINATION TELEVISION, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 Fiscal Years Ended October 31, 2008 and October 31, 2007

(Notes to Financial Statements Cont'd)

13. Supplemental Cash Flow Information

Selected non-cash investing and financing activities are summarized as follows:

	2008	2007

Stock issued for services	$ 34,050	$ 158,837
Stock issued for payment of loan payable-officer	56,000	25,000
Options issued for services	36,020	49,225

14. Subsequent Events

Subsequent to October 31, 2008, the Company issued 4,950,000 shares of common stock to three accredited investors for cash consideration of $83,100. The Company also issued 12,500,000 shares for consulting services, of which 10,000,000 shares were issued in connection with a one-year consulting agreement that commenced on December 22, 2008. Pursuant to that agreement, the Company also granted three-year options to acquire 5,000,000 shares of the Company's common stock at $0.02 per share and 5,000,000 shares at $0.05 per share. All of these securities are restricted as to transferability.

15. Ability to Continue as a Going Concern and Management Plan

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only nominal revenue in the ordinary course of its business. The lack of sales and recurring losses from operations, lack of working capital and shareholders' deficiency and delinquent payroll taxes raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity or debt funding to allow it to pursue its new business plan, which involves the expansion of its subscription-based model for digital signage; to acquire revenue-producing companies in the new media and entertainment fields; to negotiate a plan of payment of its payroll tax liability; and to reduce its fixed cash operating expenses so that sales exceed the Company's fixed expenses. If the Company is unable to raise additional capital it may be required to curtail its operations, abandon its business plan, or file for reorganization or liquidation.

Exhibits

Exhibit No.
2.1	Stock Purchase Agreement for National Hotel Television Network, Inc. dated December 31, 2004 (*13)
2.2	Agreement and Plan of Reorganization with ALW Communications, Inc. dated December 31, 2004 (*13)
3.1(a)	Articles of Incorporation (*5)
3.1(b)	Articles of Amendment dated October 2, 2001(*3)
3.1(c)	Articles of Amendment dated April 9, 2002 (*1)
3.1(d)	Designation of Series A Convertible Preferred Stock (*3)(*4)
3.1(e)	Designation of Series B Convertible Preferred Stock (*2)
3.1(f)	Articles of Amendment dated February 25, 1992 (*5)
3.1(g)	Articles of Amendment Certificate of Designations, Preferences and Rights of Series B Preferred Stock dated October 29, 2003 (*7)
3.1(h)	Amendment of Certificate of Incorporation effective February 7, 2007 (*17)
3.1(i)	Articles of Amendment Certificate of Designations, Preference and Rights of Series B Preferred Stock dated November 27, 2007 (*20)
3.2	Bylaws (*5)
10.1	Securities Purchase Agreement with La Jolla Cove Investors, Inc. dated September 2002 (*9)
10.2	Registration Rights Agreement with La Jolla Cove Investors, Inc. dated September 2002 (*9)
10.3	7 ¾ % Convertible Note for $300,000 dated September 2002 (*9)
10.4	Warrant to Purchase Common Stock dated September 2002 (*9)
10.5	La Jolla Letter of Addendum dated September 2002 (*9)
10.6	Warrant to Purchase Common Stock dated October 2003 (*7)
10.6(a)	Letter of Clarification of Warrant (*10)
10.6(b)	Agreement of Settlement of La Jolla Cove Litigation dated October 2003 (*11)
10.7	Promissory Note to La Jolla Cove Investors, Inc. dated October 2003 (*7)
10.8	Chincholl Consulting Agreement dated September 2003 (*6)
10.8(a)	Chincholl Stock Option Agreement under Consulting Agreement dated February 2004 (*10)
10.9	Gross Consulting Agreement dated September 2003 (*6)
10.9(a)	Gross Stock Option Agreement under Consulting Agreement dated February 2004 (*10)
10.10	Convertible Promissory Note to Harold K. Terry dated April 2003 (*8)
10.11	Convertible Promissory Note to Harold K. Terry dated October 2003 (*10)
10.12	Strategic Alliance Agreement with UTEK Corporation dated November 2003 (*10)
10.13	Employment Agreement with Gordon Scott Venters dated October 10, 1997 (*5)
10.14	Employment Agreement with Gordon Scott Venters dated November 15, 2004 (*12)
10.15	Employment Agreement for Alec Lindenauer with Hotel TV, Inc. dated December 31, 2004 (*13)
10.16	Employment Agreement for Lou Wolfson with Hotel TV, Inc. dated December 31, 2004 (*13)
10.17	Letter of Intent with Mohammad R. Ahmadi and Integrated Media Systems, Inc. dated June 9, 2005 (*14)
10.18	Membership and Service Agreement between National Hotel Television Network D/B/A Citybuzz.tv and Citybuzz.tv dated September 6, 2005 (*15)
10.19	Membership and Service Agreement between Hotel TV, Inc. D/B/A Citybuzz.tv and Citybuzz.tv, Inc. dated September 6, 2005 (*15)
10.20	Membership and Service Agreement between Citybuzz.tv and National Hotel Television Network dated August 29, 2005 (*15)
10.21	Stock purchase Agreement with Integrated Media Systems, Inc. and Mohammad R. Ahmadi. dated August 8, 2006 (*16)
10.22	Consulting Agreement between Destination Television, Inc. and James Chincholl dated April 2, 2007 (*18 )
10.23	Employment and Fee Agreement between Destination Television, Inc. and David L. Kahn, Esq.datedApril 2, 2007 (*18)
10.24	Purchase Agreement among Destination Television, Inc., Fred Durham and American Broadcast Group LLC dated July 8, 2007 (*19)
10.25	Employment Agreement with Gordon Scott Venters dated November 26, 2007 (*20)
10.26	Consulting Agreement with Steven Goldberg dated February 20, 2008 (*21)
10.27	Rescission Agreement with American Broadcast Group LLC et al dated June 18, 2008 (*22)
10.28	Consulting Agreement with Westport Strategic Partners, Inc. dated December 22, 2008 (*23)
21.0	Subsidiaries of Registrant
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer
(*1)	Incorporated by reference to our report on Form 8-K filed April 16, 2002
(*2)	Incorporated by reference to our report on Form 8-K filed July 15, 2002
(*3)	Incorporated by reference to our report on Form 8-K filed October 1, 2001
(*4)	Incorporated by reference to our report on Form 8-K filed March 23, 2001
(*5)	Incorporated by reference to our filing on Form 10-SB filed July 7, 2000
(*6)	Incorporated by reference to our S-8 filing of September 5, 2003
(*7)	Incorporated by reference to our report on Form 8-K filed October 31, 2003
(*8)	Incorporated by reference to our report on Form 10-QSB filed June 20, 2003
(*9)	Incorporated by reference to our report on Form 10-KSB filed February 13, 2003
(*10)	Incorporated by reference to our report on Form 10-KSB filed February 13, 2004
(*11)	Incorporated by reference to our SB-2/A filing of June 14, 2004
(*12)	Incorporated by reference to our report on Form 8-K filed November 18, 2004
(*13)	Incorporated by reference to our report on Form 8-K filed January 6, 2005
(*14)	Incorporated by reference to our report on Form 8-K filed June 10, 2005
(*15)	Incorporated by reference to our report on Form 10-QSB filed September 20, 2005
(*16)	Incorporated by reference to our report on Form 8-K filed on August 10, 2006
(*17)	Incorporated by reference to our Schedule 14C Definitive Information Statement filed January 16, 2007
(*18)	Incorporated by reference to our S-8 filing dated April 2, 2007
(*19)	Incorporated by reference to our report on Form 8-K filed July 10, 2007
(*20)	Incorporated by reference to our report on Form 8-K filed November 26, 2007
(*21)	Incorporated by reference to our S-8 filing dated February 22, 2008
(*22)	Incorporated by reference to our report on Form 10-QSB filed June 23, 2008
(*23)	Incorporated by reference to our report on Form 8-K filed December 24, 2008