Form 10-Q
period 2009-01-31
DESTINATION TELEVISION, INC.
filed 2009-03-23
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended January 31, 2009

or

 [  ]      Transitional Report under Section 13 or 15(d) of the
Securities Exchange Act of 1934

000-29921

Commission file number

DESTINATION TELEVISION, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	65-0494581

(State of incorporation)	(IRS Employer Identification Number)

530 North Federal Highway Fort Lauderdale, Florida 33301

(Address of principal executive office)

(954) 332-6600

(Registrant's telephone number)

Check whether the registrant:

(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)

 Yes [X] No[  ]

and

(2) has been subject to such filing requirements for the past 90 days.

 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

 Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ]

 Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [  ] No  [X]

As of March 21, 2009, there were 93,358,760 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

DESTINATION TELEVISION, INC. FORM 10-Q TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4T	Controls and Procedures
PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6	Exhibits

SIGNATURES

Item 1 – Financial Statements

DESTINATION TELEVISION, INC. Consolidated Balance Sheets

	January 31, 2009 (unaudited)	October 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$57,389	$518
Prepaid expenses	937	1,862

Total Current Assets	58,326	2,380

Property and equipment - net	66,999	73,499
Acquired amortizable intangible assets	1,705	1,780

Total Assets	$127,030	$77,659

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts and accrued expenses payable	$628,444	$561,716
Payroll taxes payable	242,465	236,694
Convertible notes payable - related party	500,000	500,000
Loans payable - related party	205,000	205,000

Total Current Liabilities	1,575,909	1,503,410

Stockholders' Deficiency:
Preferred stock, Series B convertible ($0.0001 par value) 5,750,000 shares authorized and issued	206,000	206,000
Common stock ($0.0001 par value)
200,000,000 shares authorized
93,358,760 shares issued (75,658,760 in 2008)	6,579,377	6,325,847
Accumulated deficit	(8,234,256)	(7,957,598)

Total Stockholders' Deficiency	(1,448,879)	(1,425,751)

Total Liabilities and Stockholders' Deficiency	$127,030	$77,659

See accompanying notes to financial statements.

DESTINATION TELEVISION, INC.

 Consolidated Statements of Operations

	Three Months Ended

	January 31, 2009 (unaudited)	January 31, 2008 (unaudited)

Net Sales	$ 7,565	$ 2,913

Expenses:
Selling, general and administrative	93,080	121,513
Consulting	173,430	-
Interest expense	17,713	14,869

Total expenses	284,223	136,382

Loss from continuing operations	(276,658)	(133,469)

Discontinued operations:
Loss from discontinued operations of subsidiary returned to former ownership pursuant to rescission agreement	-	(21,482)

Net loss before income taxes	(276,658)	(154,951)

Income taxes	-	-

Net loss	$ (276,658)	$ (154,951)

Loss per share:

Basic and diluted:
Loss from continuing operations before
discontinued operations	$ (0.00)	$ (0.00)

Loss from discontinued operations and
loss on disposition, net	-	(0.00)

	$ (0.00)	$ (0.00)

Weighted average common share equivalent outstanding	86,750,064	60,963,543

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC. Consolidated Statements of Cash Flows
	Three Months Ended
	January 31, 2009 (unaudited)	January 31, 2008 (unaudited)

Operating activities:
Net loss	$(276,658)	$(154,951)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	6,575	6,575
Grant of stock options at fair value	49,930	-
Stock issued for services	120,500	-
Increase in payables and accrued expenses	72,499	90,857
Increase in accounts receivable - discontinued operation	-	8,467
Decrease in deferred income - discontinued operation	-	(18,703)
Decrease in prepaid expenses	925	-

Cash used by operating activities	(26,229)	(67,755)

Investing activities:
Acquisition of fixed assets	-	-

Cash used by investing activities	-	-

Financing activities:
Proceeds from issuance of common stock	83,100	-
Proceeds notes and loans payable – related party	-	100,000

Cash generated by financing activities	83,100	100,000

Increase in cash	56,871	32,245
Cash and cash equivalents - beginning	518	41,838

Cash and cash equivalents - ending	$57,389	$74,083

 See accompanying notes to financial statements.

DESTINATION TELEVISION, INC.
 Notes to Interim Consolidated Financial Statements
January 31, 2009
(unaudited)

Note 1 - Basis of Presentation

            The interim consolidated financial statements of Destination Television, Inc. ("the Company") include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States for complete financial statements. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's October 31, 2008 Annual Report on Form 10-K and should be read in conjunction with the Notes to financial statements which appear in that report. The financial statements report the results of the Company's wholly owned subsidiaries, Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc. The Company's former wholly-owned subsidiary, American Broadcast Group LLC ("ABG"), is presented as a discontinued operation for the three months ended January 31, 2008. All significant inter-company account balances and transactions between the Company and its corporate subsidiaries have been eliminated in consolidation.

Note 2 - Rescission of Acquisition of American Broadcast Group LLC

            On June 18, 2008, the Company entered into an agreement rescinding the November 1, 2007 acquisition of all of the outstanding member's interests of American Broadcast Group LLC, a Florida based advertising sales company.

            For the three months ended January 31, 2008, ABG incurred a net loss of $21,482. The Company presents the loss in its Consolidated Statement of Operations for that period as Loss from discontinued operations of subsidiary returned to former ownership pursuant to rescission agreement.

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

            As of January 31, 2009, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

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

Note 4 - Loans Payable - Dr. Terry

           Loans from Dr. Terry bear interest at 6%, are unsecured and are due at various dates from May 2009 to February 2010. Loans payable to Dr. Terry totaled $205,000 as of January 31, 2009.

Note 5 - Accounts and Accrued Expenses Payable

            At January 31, 2009, Accounts and Accrued Expenses Payable consisted of the following: accounts payable, $43,766; accrued rent, $328,500; accrued interest, $128,868; and accrued officer's salary, $127,310.

Note 6 - Payroll Taxes Payable

            The Company has been delinquent in its payment of payroll taxes. As of January 31, 2009, the total of payroll taxes payable, including estimated interest and penalties, was $242,465. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. Although the Offer in Compromise has been rejected, the Company has appealed the initial determination and is continuing negotiations. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007 and 2008 have been paid as required.

Note 7 - Stockholders' Deficiency

            Stock Issued for Cash

            In January 2009, the Company issued 4,950,000 shares of common stock for $83,100, or an average price of $0.017 per share.  These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Stock Issued for Services

            On December 22 , 2008, the Company entered into a one-year business consulting agreement with a consulting firm. In connection with that agreement, the Company issued, as compensation, 10,000,000 shares of common stock that were valued at $60,000, or $0.006 per share, which was representative of the approximate market value at the date of issuance. As additional compensation, the Company granted stock options to the consulting firm, which are described below in Note 7 - Stockholders' Deficiency - Common Stock Options. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            In January 2009, the Company issued 2,750,000 shares of its common stock for consulting services. The shares were valued at $60,500 or approximately $0.022 per share, which was representative of the approximate market value at the date of issuance. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

            Common Stock Options

            On December 22, 2008, the Company granted stock options, pursuant to a consulting agreement described above in Note 7 - Stockholders' Deficiency - Stock Issued for Services, to purchase shares of the Company's common stock. The options have an expiration date of December 22, 2011 and give the right to the grantee to purchase 5,000,000 shares of common stock at $0.02 per share and 5,000,000 shares at $0.05 per share, or an average of $0.035 per share. At the date of grant, the options were deemed to have a fair value of $49,930, pursuant to the Black-Scholes valuation model, which amount has been reflected as additional Consulting Expense in the Consolidated Statements of Operations for the three months ended January 31, 2009.

            The following table summarizes the key assumptions used in determining the fair value of options granted during the three months ended January 31, 2009.

Table of Key Assumptions

Interest Rate	Dividend Yield	Expected Volatility	Expected Life

5.0%	0.0%	200.0%	36 mos.

            The following table summarizes the option activity during the three months ended January 31, 2009.

		Weighted Average

	Shares	Exercise Price	Fair Value

Balance 11/1/2008	0	-	-
Granted 12/22/2008	10,000,000	$ 0.035	$ 0.005
Exercised/Lapsed	0	-	-

Balance 1/31/2009	10,000,000	$ 0.035	$ 0.005

Note 8 - Commitments

Facilities

            The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 for the three month periods ended January 31, 2009 and 2008, respectively.

            Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of January 31, 2009, Mr. Venters was owed $127,310 for accrued unpaid salary.

Note 9 - Related Party Transactions

            Dr. Harold Terry

            Dr. Terry's ownership of the Company's convertible notes payable and loans payable are described above in Note 3 - Notes Payable - Convertible Notes Payable - Dr. Terry and Note 4- Loans Payable- Dr. Terry. The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. As of January 31, 2009, the Company owed Dr. Terry for accrued rent, $328,500, and for accrued interest, $128,868. These amounts are included in the accompanying balance sheet as Accounts and accrued expenses payable.

            Gordon Scott Venters

            In November 2007, Gordon Scott Venters, entered into a three-year employment agreement with the Company, which is described above in Note 8- Commitments-Employment Agreements.   As of January 31, 2009, Mr. Venters was owed $127,310 for accrued unpaid salary.

Note 10 - Litigation

            As of January 31, 2009, the Company was not a party to any litigation.

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

            We use a location's existing television screens to assist it in leveraging its brand, products and services. As an example, we help the business clear out inventories and expand profit centers, while at the same time; we promote the superiority of the business.

            Our unique brand of "Advertainment" attempts to create new revenue streams for the location from "traffic driving relevant advertisers" as well as drives traffic for advertisers at POS and the retail levels. The location may participate from revenue derived from advertisers, text messaging, sponsors, promotions and recurring revenue from database information created from the SMS text messaging.

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

            Our digital signage networks broadcast first-run movie trailers and new music videos. The abbreviated short content format is designed for the specific demographic of these high traffic OOH environments.

            According to Forrester Research, movie trailers and music videos are the most popular downloads of today's youth.

            Traditionally, viewing audiences have become highly fragmented and specialized due to the growth of cable television channels, video recorders and the Internet, limiting the ability of advertisements to be seen. We are able to air high quality local, regional and national digital advertisements or commercial spots to specific high traffic out-of- home captive audiences and specific demographics.

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

            We utilize as "backbone" or "core" content, movie trailers of first-run motion pictures from the major motion picture studios, including Twentieth Century Fox, Columbia Pictures, MGM, Warner Bros., Paramount Pictures, Dreamworks and Universal, highlighting upcoming releases, and new music videos from the major record labels including Geffen, Universal Atlantic, Capitol, EMI, Epic, Electra, Def Jam, Island, J Records and Maverick. The movie trailers, which are rated by the Motion Picture Association of America, are supplied to us, without charge, by EPK.TV, a division of DBS InteleStream, Fahlgren Entertainment, Inc., and Alliance, an Atlanta based entertainment oriented advertising and public relations agency.

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

            At several of our test locations, in addition to providing the businesses with free advertisements, we entered into agreements to pay the locations, on a pro-rata basis, from 10% to 33% of the gross ad revenue. We are considering the possibility of extending this practice to some or all of our locations, but only as to ads initiated by those locations.

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

            Our advertising monitors play new advertising and programming in a repeating or looping sequence of advertising and programming.  As currently configured, a broadcast consists of approximately 60 thirty-second advertising spots per hour. The broadcast in each specific area can support 480 thirty-second daily airing slots, including entertainment spots, on the forward storage media player installed at each location. The "Advertainment" current program wheel consists of an average mix of 15 minutes of music videos per hour, 15 minutes of movie trailers, 15 minutes of local advertising and 15 minutes of the location's advertisements.  New technology has been announced that may make available to us a high definition broadcast and provide increased storage and broadcast quality. We have researched this technology and elected to convert all current locations to the forward storage media player, and on all new installations, and to deliver content terrestrially via the Internet.

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

            We intend to acquire new entertainment content from our studio and label relationships under digital rights management agreements (DRM), either through licensing or revenue sharing arrangements.

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

            Bar TV, Gym TV and Hotel TV

            We have established as separate networks Bar TV, Gym TV and Hotel TV, but have decided to deactivate these brands at the present time and concentrate on our registered trademarked brand, Destination Television®. We may, in the future, re-establish one or all of these brands.

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

For the Three Months Ending January 31, 2009 and January 31, 2008

Sales and Other Revenues

            In the fiscal quarters ending January 31, 2009 and 2008, we reported nominal sales of $7,565 and $2,913, respectively.  Sales in both periods were primarily of an experimental nature, wherein we tested and refined different concepts and approaches for potential advertisers. For the quarter ended January 31, 2008, revenues of our former subsidiary, American Broadcast Group LLC, are not included in the Company's sales, but are reflected, for that period, in the loss from a discontinued operation.

Expenses

Selling, General and Administrative

           Selling, general and administrative expenses for the fiscal quarter ended January 31, 2009 decreased $28,433 or 23% to $93,080 from $121,513 in the quarter ended January 31, 2008.  This decrease is primarily attributable to decreases of, $7,600 in cost of production personnel and sales staff and $15,000 for professional fees.

Consulting Expense

            In the quarter ended January 31, 2009, consulting expense was $173,430, which compares to $0 in the like period of the prior year. All but $3,000 of the consulting services were paid for in stock and options, which were valued at $120,500 for the stock, and $49,930 for the options.

Interest Expense

            Interest expense in the January 31, 2009 quarter increased by approximately $2,900, or 19%, to $17,712 from $14,869 in the comparable 2008 fiscal quarter. Interest expense for both quarters consisted of accrued interest on the outstanding Terry notes and loans payable and estimated accrued interest on our payroll tax liabilities.

Loss on Discontinued Operations

            Our loss from discontinued operations for the quarter ended January 31, 2008 was $21,482, which is reflected separately in the Consolidated Statement of Operations as the results of a Discontinued Operation.  We did not incur losses from a discontinued operation in the quarter ended January 31, 2009.

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

Losses

            Our net loss before taxes was $276,658 in the three months ended January 31, 2009, compared to $154,951 for the quarter ended January 31, 2008. Included in our losses in the 2009 fiscal quarter was a non-cash charge of $170,420, which we recorded, as expense, for the fair value of consultants' options, $49,930; and for the fair value of common shares issued for consulting services; $120,500. In the 2008 fiscal quarter, consulting expense was $0.

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

Liquidity and Capital Resources

            For the period November 1, 1999 through January 31, 2009, we have not generated cash from operations.  The amount of cash used by operating activities for the fiscal quarters ended January 31, 2009 and 2008 was $26,229 and $67,755, respectively.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During the January 31, 2009 fiscal quarter, our financing activities provided total funds of $83,100.  Similarly, our financing activities provided $100,000 in the comparable 2008 quarter.

            Our liabilities, all of which are current liabilities (due within one year), totaled approximately $1,576,000 at January 31, 2009.  Of that amount, $705,000, plus accrued interest of $129,000, was owed to Dr. Terry. The $705,000 of principal consists of: $500,000 in the form of 6% and 8% convertible notes, of which $300,000 is secured by all of our assets, and $205,000 in 6% non-convertible unsecured loans. Additionally, we owed Dr. Terry $328,500 for accrued rent. Our other major liability is for payroll taxes, which is approximately $242,000, including interest and penalties, at January 31, 2009. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities and we submitted an Offer in Compromise to substantially reduce our liability. Although the Offer in Compromise has been rejected, we have appealed the initial determination and are continuing negotiations. There is no assurance that an acceptable settlement will be reached.  All payroll tax obligations for the calendar years 2007 and 2008, and for the first quarter of 2009 have been paid.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

                Not applicable.

Item 4T - Controls and Procedures

Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

             Based upon an evaluation conducted for the period ended January 31, 2009, Gordon Scott Venters who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of January 31, 2009 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

             We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issued for Cash

            In January 2009, the Company issued to three “accredited investors” 4,950,000 shares of common stock for $83,100, or an average price of $0.017 per share. The proceeds were used for working capital. These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

 Stock and Stock Options Issued for Services

            As previously reported on Form 8-K, on December 22, 2008, we entered into a one-year consulting agreement with Westport Strategic Partners, Inc. ("Westport"), a consulting firm based in Fort Lauderdale, Florida. In connection with the Consulting Agreement, we issued, as compensation, 10 million shares of our common stock and three-year stock options to acquire 5 million shares of our common stock at $0.02 per share and 5 million shares at $0.05 per share. The shares of common stock were valued at $0.006 per share, which was the closing bid price on December 22, 2008. The stock options were deemed to have a fair value, at the date of the grant, of $49,930, pursuant to the Black-Scholes valuation model, which amount has been reflected as additional Consulting Expense in the Consolidated Statements of Operations for the three months ended January 31, 2009.

            The newly issued shares and options have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and Westport represented that the securities were being acquired for investment purposes.

            In January 2009, we issued 2,750,000 shares of our common stock for consulting services to five individual consultants. The shares were valued at $60,500 or approximately $0.022 per share, which was representative of the approximate market value at the date of issuance. The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and the individuals represented that the securities were being acquired for investment purposes.

ITEM 6 – EXHIBITS

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Destination Television, Inc.

(Registrant)

By:	/s/ Gordon Scott Venters

Gordon Scott Venters President and Chief Executive Officer

Date: March 22, 2009