Form 10-Q
period 2009-04-30
DESTINATION TELEVISION, INC.
filed 2009-06-22
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended April 30, 2009

or

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

As of June 21, 2009, there were 95,358,760 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

DESTINATION TELEVISION, INC. FORM 10-Q TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4T	Controls and Procedures
PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6	Exhibits

SIGNATURES

Item 1 – Financial Statements

DESTINATION TELEVISION, INC. Consolidated Balance Sheets

	April 30, 2009 (unaudited)	October 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$9,503	$518
Prepaid expenses	563	1,862

Total Current Assets	10,066	2,380

Property and equipment - net	61,934	73,499
Acquired amortizable intangible assets	1,630	1,780

Total Assets	$73,630	$77,659

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts and accrued expenses payable	$701,155	$561,716
Payroll taxes payable	248,573	236,694
Convertible notes payable - related party	500,000	500,000
Loans payable - related party	205,000	205,000

Total Current Liabilities	1,654,728	1,503,410

Stockholders' Deficiency:
Preferred stock, Series B convertible ($0.0001 par value) 5,750,000 shares authorized and issued	206,000	206,000
Common stock ($0.0001 par value)
200,000,000 shares authorized
93,358,760 shares issued (75,658,760 in 2008)	6,579,377	6,325,847
Accumulated deficit	(8,366,475)	(7,957,598)

Total Stockholders' Deficiency	(1,581,098)	(1,425,751)

Total Liabilities and Stockholders' Deficiency	$73,630	$77,659

See accompanying notes to financial statements.

DESTINATION TELEVISION, INC.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Six months Ended

	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008

Net Sales	$ 4,859	$ 1,507	$ 12,424	$ 4,420

Expenses:
Selling, general and administrative	119,187	126,933	212,067	248,446
Consulting	-	69,760	173,630	69,760
Interest expense	17,891	16,625	35,604	31,494

Total expenses	137,078	213,318	421,301	349,700

Loss from continuing operations	(132,219)	(211,811)	(408,877)	(345,280)

Discontinued operations:
Loss from discontinued operations of subsidiary returned	-	(32,917)	-	(54,399)

Net loss before income taxes	(132,219)	(244,728)	(408,877)	(399,679)

Income taxes	-	-	-	-

Net loss	$(132,219)	$(244,728)	$(408,877)	$(399,679)

Loss per share:

Basic and diluted:
Loss from continuing operations before discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Loss from discontinued operations and loss on disposition, net	$ -	$(0.00)	$ -	$(0.00)

	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common share equivalent outstanding	93,358,760	64,100,982	90,054,412	62,532,262

See accompanying notes to financial statements.

DESTINATION TELEVISION, INC. Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended

	April 30, 2009	April 30, 2008

Operating activities:
Net loss	$(408,877)	$(399,679)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	13,150	13,150
Stock issued for services	49,930	33,580
Grant of stock options at fair value	120,500	36,020
Change in operating assets and liabilities:
Increase in payables and accrued expenses	151,318	161,232
Decrease in prepaid expenses	1,300	938

Cash used by operating activities	(72,679)	(154,759)

Investing activities:
Acquisition of fixed assets	(1,436)	(2,631)
Advances to subsidiary subject of rescission	-	(9,086)

Cash used by investing activities	(1,436	(11,717

Financing activities:
Proceeds from issuance of common stock	83,100	30,020
Proceeds note payable - related party	-	100,000
Repayment loans payable - other	-	-

Cash provided by financing activities	83,100	130,020

Increase (decrease) in cash	8,985	(36,456)
Cash and cash equivalents - beginning	518	40,838

Cash and cash equivalents - ending	$9,503	$4,382

Supplemental disclosure of non-cash financing activity:
Issued 2 million shares of Series B Preferred Stock
in repayment of Loan payable-officer	-	$56,000

See accompanying notes to financial statements.

DESTINATION TELEVISION, INC.

  Notes to Interim Consolidated Financial Statements
 April 30, 2009
 (unaudited)

Note 1 - Basis of Presentation

            The interim consolidated financial statements of Destination Television, Inc. ("the Company") include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States for complete financial statements. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's October 31, 2008 Annual Report on Form 10-K and should be read in conjunction with the Notes to financial statements which appear in that report. The financial statements report the results of the Company's wholly owned subsidiaries, Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc. The Company's former wholly-owned subsidiary, American Broadcast Group LLC ("ABG"), is presented as a discontinued operation for the six months ended April 30, 2008. All significant inter-company account balances and transactions between the Company and its corporate subsidiaries have been eliminated in consolidation.

Note 2 - Rescission of Acquisition of American Broadcast Group LLC

            On June 18, 2008, the Company entered into an agreement rescinding the November 1, 2007 acquisition of all of the outstanding member's interests of American Broadcast Group LLC, a Florida based advertising sales company.

            For the six months ended April 30, 2008, ABG incurred a net loss of $54,399. The Company presents the loss in its Consolidated Statement of Operations for that period as Loss from discontinued operations of subsidiary returned to former ownership pursuant to rescission agreement.

Note 3 - Notes Payable

Convertible Notes Payable - Dr. Terry

            On April 15, 2003, the Company issued to Dr. H. K. Terry a $100,000 unsecured promissory note originally due April 15, 2004, which has been extended to April 15, 2005 and further extended to April 15, 2010. On October 12, 2003, the Company issued an additional one-year promissory note for up to $100,000 of which $60,000 had been advanced as of October 31, 2003 and an additional $40,000 was advanced on November 24, 2003. The maturity date of this note was extended to October 12, 2005 and further extended to October 12, 2009. The notes are unsecured and bear interest at 6%. The notes, including any accrued interest, are convertible, at the holder's option, into common stock at the average closing price of the Company's common stock for the five trading days prior to the date of receipt of election to convert but not less than $0.05 per share.

            On March 27, 2006, the Company issued a 6%, one-year, $100,000 secured convertible note to Dr. Terry for $100,000 cash. The note, which has been extended until March 26, 2010, is convertible into common stock at $0.10 per share. The note is collateralized by all of the Company's assets, both tangible and intangible and is restricted as to transferability.

            On May 10, 2006, the Company issued an additional 6%, one-year $100,000 secured convertible note to Dr. Terry for $100,000 cash. The note, which has been extended to May 10, 2010, is restricted as to transferability.  The proceeds of the note were used for working capital.

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

            As of April 30, 2009, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

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

Note 4 - Loans Payable - Dr. Terry

           Loans from Dr. Terry bear interest at 6%, are unsecured and are due at various dates to May 2010. Loans payable to Dr. Terry totaled $205,000 as of April 30, 2009.

Note 5 - Accounts and Accrued Expenses Payable

            At April 30, 2009, Accounts and Accrued Expenses Payable consisted of the following: accounts payable, $51,486; accrued rent, $342,000; accrued interest, $139,943; and accrued officer's salary, $167,726.

Note 6 - Payroll Taxes Payable

            The Company has been delinquent in its payment of payroll taxes. As of April 30, 2009, the total of payroll taxes payable, including estimated interest and penalties, was $248,573. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. Although the Offer in Compromise has been rejected, the Company has appealed the initial determination and is continuing negotiations. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008 and 2009 have been paid as required.

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

            Stock Issued for Services

            On December 22, 2008, the Company entered into a one-year business consulting agreement with a consulting firm. In connection with that agreement, the Company issued, as compensation, 10,000,000 shares of common stock that were valued at $60,000, or $0.006 per share, which was representative of the approximate market value at the date of issuance. As additional compensation, the Company granted stock options to the consulting firm, which are described below in  Note 7 - Stockholders' Deficiency - Common Stock Options.  The shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

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

            Common Stock Options

            On December 22, 2008, the Company granted stock options, pursuant to a consulting agreement described above in Note 7 - Stockholders' Deficiency - Stock Issued for Services, to purchase shares of the Company's common stock. The options have an expiration date of December 22, 2011 and give the right to the grantee to purchase 5,000,000 shares of common stock at $0.02 per share and 5,000,000 shares at $0.05 per share, or an average of $0.035 per share. At the date of grant, the options were deemed to have a fair value of $49,930, pursuant to the Black-Scholes valuation model, which amount has been reflected as additional Consulting Expense in the Consolidated Statements of Operations for the six months ended April 30, 2009.

            The following table summarizes the key assumptions used in determining the fair value of options granted during the six months ended April 30, 2009.

Table of Key Assumptions

Interest Rate	Dividend Yield	Expected Volatility	Expected Life

5.0%	0.0%	200.0%	36 mos.

            The following table summarizes the option activity during the six months ended April 30, 2009.

		Weighted Average

	Shares	Exercise Price	Fair Value

Balance 11/1/2008	0	-	-
Granted 12/22/2008	10,000,000	$ 0.035	$ 0.005
Exercised/Lapsed	0	-	-

Balance 4/30/2009	10,000,000	$ 0.035	$ 0.005

Note 8 - Commitments

Facilities

            The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $27,000, for the three-month and six-month periods ended April 30, 2009 and 2008, respectively.

            Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of April 30, 2009, Mr. Venters was owed $167,726 for accrued unpaid salary.

Note 9 - Related Party Transactions

            Dr. Harold Terry

            Dr. Terry's ownership of the Company's convertible notes payable and loans payable is described above in Note 3 - Notes Payable - Convertible Notes Payable - Dr. Terry and Note 4 - Loans Payable - Dr. Terry.  The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. As of April 30, 2009, the Company owed Dr. Terry for accrued rent, $242,000, and for accrued interest, $139,943. These amounts are included in the accompanying balance sheet as Accounts and accrued expenses payable.

            Gordon Scott Venters

            In November 2007, Gordon Scott Venters entered into a three-year employment agreement with the Company, which is described above in Note 8 - Commitments - Employment Agreements.  As of April 30, 2009, Mr. Venters was owed $167,726 for accrued unpaid salary.

Note 10 - Litigation

            As of April 30, 2009, the Company was not a party to any litigation.

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

Note 12 - Subsequent Events

                In June 2009, the Company issued 2,000,000 shares of common stock, which are restricted as to transferability, at $0.01 per share for total cash consideration of $20,000.

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

            Our primary business is creating and implementing out-of-home television distribution network platforms to reach captive audience viewers, primarily in high traffic OOH leisure destinations. We provide proprietary advertising and marketing concepts and strategies, which we produce, as well as advertising content provided by us or our advertisers. Our flexible digital network platforms allow for content that can be updated and changed remotely and is specific for each targeted demographic group, time of day and monitor and measure frequency and rotation of those ads and messages. We promote our networks as being able to increase exposure and brand recognition and strengthen the influence of consumer purchasing decisions, both at the point-of-purchase as well as at the retail level. Our digital technology can provide advertisers with instant delivery and flexibility of content that can be unique to each location, which allows our clients the ability to change their programming or select a specific location to target-market potential consumers. Our private television networks are not currently regulated by the FCC, which offers distribution opportunities to companies that are unable to advertise their products on conventional networks or cable television.

            We use a location's existing television screens to assist it in leveraging its brand, products and services. As an example, the platform can be used to help a business clear out inventories and expand profit centers, while at the same time, promoting the superiority of the business.

            Our unique brand of "Advertainment" attempts to create new revenue streams for the location from "traffic driving relevant advertisers" as well as drives traffic for advertisers at POS and the retail levels. The location may participate from revenue derived from increased sales from its own ads, advertisers, text messaging, sponsors, promotions and recurring revenue from database information created from the SMS text messaging.

            We have completed our beta test at a sample of our locations and have concluded that we will now charge our locations a monthly subscription fee. We have advised our locations' managers that media boxes will be available to replace all DVD formats and we intend to expand aggressively into new locations on the subscription-based platform. Our proven digital technology platform will allow for content to be updated remotely as the locations add products and services and marketing campaign changes. We plan to charge a monthly subscription fee from $199 for each location.

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

Strategy

            We have revised our business model to sell our locations "electronically" through our new website. The site utilizes only two links "Locations” and " Advertisers " and handles all aspects of a "physical" sale of both the locations and the advertisers. Our new business approach allows for a more accelerated and scalable platform for prospecting and closing location and advertiser sales. All content that is provided to us by the location or the advertiser is delivered electronically to our facility for assembly and is then loaded remotely from our servers onto the location's playlist.  We deliver a media player to the location's place of business for installation into their pre-existing screens. We are concentrating our efforts on signing to our networks high traffic leisure OOH locations.

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

RESULTS OF OPERATIONS

Results of operations for the Three Months and Six Months Ending April 30, 2009 and April 30, 2008

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

                In the fiscal quarter ending April 30, 2009, we reported revenue of $4,859, which was an increase of $3,352 over revenues of $1,507 for the quarter ended April 30, 2008.

                For the six months ending April 30, 2009, revenues increased $8,004 to $12,424 from $4,420 reported for the quarter ended April 30, 2008.

                Our revenues were primarily of an experimental nature, wherein we tested and refined different concepts and approaches for potential subscribers and advertisers. For the quarter and six-months ended April 30, 2008, revenues of our former subsidiary, American Broadcast Group LLC, were not included as part of the Company's sales, but instead were reflected, for those periods, in the category Loss from a discontinued operation.

Expenses

Selling, General and Administrative

            Selling, general and administrative expenses for the quarter ended April 30, 2009 decreased $7,746, or 6%, to $119,187 from $126,933 in the fiscal quarter ended April 30, 2008.  For the six months ended April 30, 2009, SG&A expenses were $212,067, down $36,379, or 15%, from $248,446 reported for the comparable 2008 six-month period.

Consulting

            Consulting expenses for the three months ended April 30, 2009 were $0, compared to $69,760 in the three months ended April 30, 2008. For the six months ended April 30, 2009, consulting expenses increased $103,870, or 149%, to $173,630, from $69,760 in the comparable 2008 six-month period. Consulting expenses were comprised of payments, in lieu of cash, in the form of stock and stock options.

            In the periods ending April 30, 2009, all but $3,000 of the consulting services were paid for in stock and options, which were valued at $120,500 for the stock, and $49,930 for the options.

Interest Expense

            Interest expense in the three months ended April 30, 2009 was $17,891, compared to $16,625 for the three months ended April 30, 2008. Interest expense for both periods consisted primarily of accrued interest on the outstanding notes and loans payable to Dr. Terry, and estimated accrued interest on our payroll tax liabilities.

            For the six months ended April 30, 2009, interest expense was $35,604, compared to $31,494 for the comparable 2008 period.

Loss from Continuing Operations

            Our net loss from continuing operations was $132,219 in the fiscal quarter ended April 30, 2009, compared to $211,811 for the quarter ended April 30, 2008. Our net loss from continuing operations was $408,877 for the six months ended April 30, 2009, compared to $399,679 for the six months ended April 30, 2008.

            The loss from continuing operations does not include any results of our former subsidiary, American Broadcast Group LLC.

Loss from Discontinued Operations

            For the three months and six months ended April 30, 2008, American Broadcast Group LLC reported net losses of $32,917 and $54,399, respectively. These losses are reflected separately in the Consolidated Statement of Operations as the results of a Discontinued Operation.  We did not incur losses from a discontinued operation in the three months and six months ended April 30, 2009.

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

Net Loss

            Net loss from continuing and discontinued operations was $132,219 in the three months ended April 30, 2009, compared to the net loss of $244,728 in the three months ended April 30, 2008. For the six months ended April 30, 2009, the net loss from continuing and discontinued operations was $408,877, which compares to the net loss of $399,679 in the six months ended April 30, 2008.

            Included in our losses for the six months ending April 30, 2009, was a non-cash charge of $170,430, which we recorded, as expense, for the fair value of consultants' options, $49,930; and for the fair value of common shares issued for consulting services; $120,500.

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

Loss per Share:

            From Continuing Operations before Discontinued Operations

            Basic and diluted loss per share from continuing operations before discontinued operations was $0.00 in both the fiscal quarter ended April 30, 2009 and April 30, 2008. The loss per share, in both periods, was computed by dividing the net loss from continuing operations before discontinued operations by the weighted average common shares outstanding. In the fiscal 2009 quarter, the weighted average of outstanding common shares, which includes the weighted average number of common shares into which the preferred stock is convertible, was 93,358,760 compared to 64,100,982 in the fiscal 2008 quarter.

            Basic and diluted loss per share of common stock from continuing operations before discontinued operations was $0.00 in the six months ended April 30, 2009 and $0.01 in the six months ended April 30, 2008. The weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 90,054,412 compared to 62,532,262 in the 2009 and 2008 six-month periods, respectively.

            For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

            From Discontinued Operations and Loss on Disposition

            Basic and diluted loss per share from discontinued operations and loss on disposition was $0.00 in the three months and six months ended April 30, 2009. The loss per share, for both periods, was computed by dividing the net loss from discontinued operations and loss on disposition by the weighted average common shares outstanding. In the three months and six months ended April 30, 2009, the weighted average of outstanding common shares, which includes the weighted average number of common shares into which the preferred stock is convertible, was 93,358,760 and 90,054,412, respectively.

            Total

            Basic and diluted total loss per share of common stock was $0.00 for the three months ended April 30, 2009, compared to $0.00, for the three months ended April 30, 2008. For the six months ended April 30, 2009 and the six months ended April 30, 2008, total loss per share was $0.00 and $0.01, respectively.

Impact of Inflation

            It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

            For the period November 1, 1999 through April 30, 2009, we have not generated cash from operations.  The amount of cash used by operating activities for the six months ended April 30, 2009 and 2008 was $72,679 and $154,759, respectively.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During the six months ending April 30, 2009, our financing activities provided total funds of $83,100.  Similarly, our financing activities provided $130,020 in the comparable 2008 period.

            Our liabilities, all of which are current liabilities (due within one year), totaled approximately $1,655,000 at April 30, 2009.  Of that amount, $705,000, plus accrued interest of $140,000 was owed to Dr. Terry. The $705,000 of principal consists of: $500,000 in the form of 6% and 8% convertible notes, of which $300,000 is secured by all of our assets, and $205,000 in 6% non-convertible unsecured loans. Additionally, we owed Dr. Terry $342,000 for accrued rent. Our other major liability is for payroll taxes, which is approximately $250,000, including interest and penalties, at April 30, 2009. We recognize the high priority of resolving this debt in an orderly manner. We have retained an accounting firm that is experienced in negotiating with the Internal Revenue Service regarding payroll tax liabilities and we submitted an Offer in Compromise to substantially reduce our liability. Although the Offer in Compromise has been rejected, we have appealed the initial determination and are continuing negotiations. There is no assurance that an acceptable settlement will be reached.  All payroll tax obligations for the calendar years 2007, 2008 and 2009 have been paid.

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

Item 4T - Controls and Procedures

Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to him.

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

             Based upon an evaluation conducted for the period ended April 30, 2009, Gordon Scott Venters who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of April 30, 2009 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issued for Cash

            In June 2009, the Company issued to two “accredited investors” 2,000,000 shares of common stock at $0.01 per share for total consideration of $20,000. The proceeds were used for working capital. These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

ITEM 6 - EXHIBITS

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

Date: June 21, 2009