Form 10-Q
period 2009-07-31
DESTINATION TELEVISION, INC.
filed 2009-10-21
CIK 1109067

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

 FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended July 31, 2009

or

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

As of October 18, 2009, there were 96,858,760 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

DESTINATION TELEVISION, INC. FORM 10-Q TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4T	Controls and Procedures
PART II	OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 6	Exhibits

SIGNATURES

Item 1 – Financial Statements

DESTINATION TELEVISION, INC. Consolidated Balance Sheets

	July 31, 2009 (unaudited)	October 31, 2008

ASSETS

Current Assets:
Cash and cash equivalents	$178	$518
Prepaid expenses	262	1,862

Total Current Assets	440	2,380

Property and equipment - net	59,089	73,499
Acquired amortizable intangible assets	1,555	1,780

Total Assets	$61,084	$77,659

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts and accrued expenses payable	$774,849	$561,716
Payroll taxes payable	254,710	236,694
Convertible notes payable - related party	500,000	500,000
Loans payable - related party	205,000	205,000

Total Current Liabilities	1,734,559	1,503,410

Stockholders' Deficiency:
Preferred stock, Series B convertible ($0.0001 par value) 5,750,000 shares authorized and issued	206,000	206,000
Common stock ($0.0001 par value)
200,000,000 shares authorized
95,358,760 shares issued (75,658,760 in 2008)	6,599,377	6,325,847
Accumulated deficit	(8,478,852)	(7,957,598)

Total Stockholders' Deficiency	(1,673,475)	(1,425,751)

Total Liabilities and Stockholders' Deficiency	$61,084	$77,659

See accompanying notes to financial statements.

DESTINATION TELEVISION, INC.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine months Ended

	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008

Net Sales	$ 10,516	$ 1,581	$ 22,940	$ 6,001

Expenses:
Selling, general and administrative	105,345	109,508	317,412	357,954
Consulting	-	-	173,630	69,760
Interest expense	17,548	17,000	53,152	48,494

Total expenses	122,893	126,508	544,194	476,208

Loss from continuing operations	(112,377)	(124,927)	(521,254)	(470,207)

Discontinued operations:
Gain (Loss) from discontinued operations of
subsidiary returned to former ownership
pursuant to rescission agreement	-	152,665	-	(26,502)

Net income (loss) before income taxes	(112,377)	27,738	(521,254)	(496,709)

Income taxes	-	-	-	-

Net income (loss)	$ (112,377)	$ 27,738	$ (521,254)	$(496,709)

Income (Loss) per share:

Basic and diluted:
Loss from continuing operations before discontinued operations	$(0.00)	$ (0.00)	$(0.01)	$(0.01)

Gain (Loss) from discontinued operations and loss on disposition, net	-	0.00	-	(0.00)

	$(0.00)	$ 0.00	$(0.01)	$(0.01)

Weighted average common share equivalent outstanding	100,266,369	64,100,982	93,315,282	62,532,262

See accompanying notes to financial statements.

DESTINATION TELEVISION, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended

	July 31, 2009	July 31, 2008

Operating activities:
Net loss	$(521,254)	$(496,709)
Adjustments to reconcile net loss to cash:
Non-cash expenses included in net loss
Depreciation and amortization	19,725	19,725
Stock issued for services	49,930	33,580
Grant of stock options for consulting services	120,500	36,020
Change in operating assets and liabilities:
Increase in payables and accrued expenses	231,149	187,238
Decrease in other assets	-	21,090
Decrease (Increase) in prepaid expenses	1,600	1,538

Cash used by operating activities	(98,350)	(197,518)

Investing activities:
Acquisition of fixed assets	(5,090)	(2,822)

Cash used by investing activities	(5,090)	(2,822)

Financing activities:
Proceeds from issuance of common stock	103,100	30,020
Proceeds notes and loans payable - related party	-	130,000
Repayment loans payable - other	-	-

Cash provided by financing activities	103,100	160,020

(Decrease) Increase in cash	(340)	(40,320)
Cash and cash equivalents - beginning	518	40,838

Cash and cash equivalents - ending	$ 178	$ 518

Supplemental disclosure of non-cash financing activity:
Issued 2 million shares of Series B Preferred Stock
in repayment of Loan payable-officer	$ -	$ 56,000

See accompanying notes to financial statements.

DESTINATION TELEVISION, INC.

  Notes to Interim Consolidated Financial Statements
 July 31, 2009
 (unaudited)

Note 1 - Basis of Presentation

            The interim consolidated financial statements of Destination Television, Inc. ("the Company") include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by Generally Accepted Accounting Principles in the United States for complete financial statements. The financial statements presented herein have been prepared in accordance with the accounting policies described in the Company's October 31, 2008 Annual Report on Form 10-K and should be read in conjunction with the Notes to financial statements which appear in that report. The financial statements report the results of the Company's wholly owned subsidiaries, Bar TV, Inc., Destination Television, Inc., and Hotel TV, Inc. The Company's former wholly-owned subsidiary, American Broadcast Group LLC ("ABG"), is presented as a discontinued operation for the nine months ended July 31, 2008. All significant inter-company account balances and transactions between the Company and its corporate subsidiaries have been eliminated in consolidation.

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

            As of July 31, 2009, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

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

Note 4 - Loans Payable - Dr. Terry

           Loans from Dr. Terry bear interest at 6%, are unsecured and are due at various dates to May 2010. Loans payable to Dr. Terry totaled $205,000 as of July 31, 2009.

Note 5 - Accounts and Accrued Expenses Payable

            At July 31, 2009, Accounts and Accrued Expenses Payable consisted of the following: accounts payable, $60,190; accrued rent, $355,500; accrued interest, $151,018; and accrued officer's salary, $208,141.

Note 6 - Payroll Taxes Payable

            The Company has been delinquent in its payment of payroll taxes. As of July 31, 2009, the total of payroll taxes payable, including estimated interest and penalties, was $254,710. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination which also was rejected in June 2009. The Company plans to submit a revised Offer in Compromise. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008 and 2009 have been paid as required.

Note 7 - Stockholders' Deficiency

            Stock Issued for Cash

            In January 2009, the Company issued 4,950,000 shares of common stock for $83,100, or an average price of $0.017 per share. In June 2009, the Company issued 2,000,000 shares of common stock for $20,000 at a price of $0.01 per share.

            None of these shares have been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

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

            Common Stock Options

            On December 22, 2008, the Company granted stock options, pursuant to a consulting agreement described above in Note 7 - Stockholders' Deficiency - Stock Issued for Services, to purchase shares of the Company's common stock. The options have an expiration date of December 22, 2011 and give the right to the grantee to purchase 5,000,000 shares of common stock at $0.02 per share and 5,000,000 shares at $0.05 per share, or an average of $0.035 per share. At the date of grant, the options were deemed to have a fair value of $49,930, pursuant to the Black-Scholes valuation model, which amount has been reflected as additional Consulting Expense in the Consolidated Statements of Operations for the nine months ended July 31, 2009.

            The following table summarizes the key assumptions used in determining the fair value of options granted during the six months ended July 31, 2009.

Table of Key Assumptions

Interest Rate	Dividend Yield	Expected Volatility	Expected Life

5.0%	0.0%	200.0%	36 mos.

            The following table summarizes the option activity during the nine months ended July 31, 2009.

		Weighted Average

	Shares	Exercise Price	Fair Value

Balance 11/1/2008	0	-	-
Granted 12/22/2008	10,000,000	$ 0.035	$ 0.005
Exercised/Lapsed	0	-	-

Balance 7/31/2009	10,000,000	$ 0.035	$ 0.005

Note 8 - Commitments

Facilities

            The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $40,500, for the three-month and nine-month periods ended Jul 31, 2009 and 2008, respectively.

            Employment Agreements

            Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of July 31, 2009, Mr. Venters was owed $208,141 for accrued unpaid salary.

Note 9 - Related Party Transactions

            Dr. Harold Terry

            Dr. Terry's ownership of the Company's convertible notes payable and loans payable is described above in Note 3 - Notes Payable - Convertible Notes Payable - Dr. Terry and Note 4 - Loans Payable - Dr. Terry.  The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. As of July 31, 2009, the Company owed Dr. Terry for accrued rent, $355,500, and for accrued interest, $151,018. These amounts are included in the accompanying balance sheet as Accounts and accrued expenses payable.

            Gordon Scott Venters

            In November 2007, Gordon Scott Venters entered into a three-year employment agreement with the Company, which is described above in Note 8 - Commitments - Employment Agreements.  As of July 31, 2009, Mr. Venters was owed $208,141 for accrued unpaid salary.

Note 10 - Litigation

            As of July 31, 2009, the Company was not a party to any litigation.

Note 11 - Ability to Continue as a Going Concern and Management Plan

           The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had only nominal revenue in the ordinary course of its business. The lack of sales and recurring losses from operations, lack of working capital and shareholders' deficiency and delinquent payroll taxes raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is to seek further equity or debt funding to allow it to pursue its new business plan, which involves the expansion of its subscription-based model for digital signage; to acquire revenue-producing companies in the new media and entertainment fields; to negotiate a plan of payment of its payroll tax liability; and to reduce its fixed cash operating expenses so that sales exceed the Company's fixed expenses. If the Company is unable to raise additional capital or reach a satisfactory settlement regarding its payroll tax liability, it may be required to curtail its operations, abandon its business plan, or file for reorganization or liquidation.

Note 12 - Subsequent Events

                In August 2009, the Company issued 1,500,000 shares of common stock, which are restricted as to transferability, at $0.01 per share for total cash consideration of $15,000.

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

Strategy

            We have revised our business model to sell our locations "electronically" through our new website. The site utilizes only two links "Locations” and "Advertisers" and handles all aspects of a "physical" sale of both the locations and the advertisers. Our new business approach allows for a more accelerated and scalable platform for prospecting and closing location and advertiser sales. All content that is provided to us by the location or the advertiser is delivered electronically to our facility for assembly and is then loaded remotely from our servers onto the location's playlist.  We deliver a media player to the location's place of business for installation into their pre-existing screens. We are concentrating our efforts on signing to our networks high traffic leisure OOH locations.

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

Employees

            Currently, Mr. Gordon Scott Venters, our president, is our only full-time employee. We also employ independent commission representatives. We typically enter into independent contractor agreements or work-for-hire agreements with individuals to provide services on an as-needed basis.

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

RESULTS OF OPERATIONS

Results of operations for the Three Months and Nine Months Ending July 31, 2009 and July 31, 2008

            The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read in conjunction with the financial statements and footnotes that appear elsewhere in this report.

Sales and Other Revenues

            In the fiscal quarter ending July 31, 2009, we reported revenue of $10,516, which was an increase of $8,935 over revenues of $1,581 for the quarter ended July 31, 2008.

            For the nine months ending July 31, 2009, revenues increased $16,939 to $22,940 from $6,001 reported for the nine-month period ended July 31, 2008.

            Our revenues were primarily of an experimental nature, wherein we tested and refined different concepts and approaches for potential subscribers and advertisers. For the quarter and nine-months ended July 31, 2008, revenues of our former subsidiary, American Broadcast Group LLC, were not included as part of the Company's sales, but instead were reflected, for those periods, in the category Loss from a discontinued operation.

Expenses

Selling, General and Administrative

            Selling, general and administrative expenses for the quarter ended July 31, 2009 decreased $4,163, or 4%, to $105,345 from $109,508 in the fiscal quarter ended July 31, 2008.  For the nine months ended July 31, 2009, SG&A expenses were $317,412, down $40,542, or 11%, from $357,954 reported for the comparable 2008 nine-month period.

Consulting

            Consulting expenses were $0 for the three months ended July 31, 2009 and the three months ended July 31, 2008. For the nine months ended July 31, 2009, consulting expenses increased $103,870, or 149%, to $173,630, from $69,760 in the comparable 2008 nine-month period. Consulting expenses were comprised of payments, in lieu of cash, in the form of stock and stock options.

            In the period ending July 31, 2009, all but $3,000 of the consulting services were paid for in stock and options, which were valued at $120,500 for the stock, and $49,930 for the options.

Interest Expense

            Interest expense in the three months ended July 31, 2009 was $17,548, compared to $17,000 for the three months ended July 31, 2008. Interest expense for both periods consisted primarily of accrued interest on the outstanding notes and loans payable to Dr. Terry, and estimated accrued interest on our payroll tax liabilities.

            For the nine months ended July 31, 2009, interest expense was $53,152, compared to $48,494 for the comparable 2008 period.

Loss from Continuing Operations

            Our net loss from continuing operations was $112,377 in the fiscal quarter ended July 31, 2009, compared to $124,927 for the quarter ended July 31, 2008. Our net loss from continuing operations was $521,254 for the nine months ended July 31, 2009, compared to $470,207 for the nine months ended July 31, 2008.

            The loss from continuing operations does not include any results of our former subsidiary, American Broadcast Group LLC.

Loss from Discontinued Operations

            For the three months ended July 31, 2008, we reported a gain on discontinuance of American Broadcast Group LLC of $152,665 and for the nine months ended July 31, 2008, a loss on discontinuance of $26,502. The respective gain and loss are reflected separately in the Consolidated Statement of Operations as the results of a Discontinued Operation.  We did not have any income or losses from a discontinued operation in the three months and nine months ended July 31, 2009.

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

Net Loss

            Net loss from continuing and discontinued operations was $112,377 in the three months ended July 31, 2009, compared to net income of $27,738 in the three months ended July 31, 2008. For the nine months ended July 31, 2009, the net loss from continuing and discontinued operations was $521,254, which compares to the net loss of $496,709 in the nine months ended July 31, 2008.

            Included in our losses for the nine months ending July 31, 2009, was a non-cash charge of $170,430, which we recorded, as expense, for the fair value of consultants' options, $49,930; and for the fair value of common shares issued for consulting services; $120,500.

            Although we believe our revised business model may provide an increase in revenue and a reduction in losses for the year ending October 31, 2010, there can be no assurance that we will achieve profitability, generate new revenues, or sustain growth in the future. Without required funding, we will not be able to increase the number of subscribers for our digital signage or enable us to develop new media concepts or acquire existing companies.

Loss per Share:

            From Continuing Operations before Discontinued Operations

            Basic and diluted loss per share from continuing operations before discontinued operations was $0.00 in both the fiscal quarter ended July 31, 2009 and July 31, 2008. The loss per share, in both periods, was computed by dividing the net loss from continuing operations before discontinued operations by the weighted average common shares outstanding. In the fiscal 2009 quarter, the weighted average of outstanding common shares, which includes the weighted average number of common shares into which the preferred stock is convertible, was 100,266,369 compared to 64,100,982 in the fiscal 2008 quarter.

            Basic and diluted loss per share of common stock from continuing operations before discontinued operations was $0.01 in the nine months ended July 31, 2009 and $0.01 in the nine months ended July 31, 2008. The weighted average of outstanding common shares which includes the weighted average number of common shares into which the preferred stock is convertible was 93,315,282 compared to 62,532,262 in the 2009 and 2008 nine-month periods, respectively.

            For the purpose of computing loss per share of common stock, the Preferred Stock is treated as if it were a separate class of common stock with rights and attributes identical to the common shares in all respects except voting rights.

            From Discontinued Operations and Loss on Disposition

            Basic and diluted gain per share on discontinued operations for the three months ended July 31, 2008 was $0.00 and loss per share on discontinued operations for the nine months ended July 31, 2008 was also $0.00.

            Total

            Basic and diluted total loss per share of common stock was $0.00 for the three months ended July 31, 2009, compared to $0.00, for the three months ended July 31, 2008. For the nine months ended July 31, 2009 and the nine months ended July 31, 2008, total loss per share was $0.01 and $0.01, respectively.

Impact of Inflation

            It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Liquidity and Capital Resources

            For the period November 1, 1999 through July 31, 2009, we have not generated cash from operations.  The amount of cash used by operating activities for the nine months ended July 31, 2009 and 2008 was $98,350 and $197,518, respectively.

            We have been able to continue in business primarily from the receipt of cash from financing activities. During the nine months ending July 31, 2009, our financing activities provided total funds of $103,100.  Similarly, our financing activities provided $160,020 in the comparable 2008 period.

            Our liabilities, all of which are current liabilities (due within one year), totaled approximately $1,735,000 at July 31, 2009.  Of that amount, $705,000, plus accrued interest of $151,000 was owed to Dr. Terry. The $705,000 of principal consists of: $500,000 in the form of 6% and 8% convertible notes, of which $300,000 is secured by all of our assets, and $205,000 in 6% non-convertible unsecured loans. Additionally, we owed Dr. Terry $355,500 for accrued rent.

            Our other major liability is for payroll taxes, which is approximately $255,000, including interest and penalties, at July 31, 2009. We recognize the high priority of resolving this debt in an orderly manner. We submitted an Offer in Compromise to substantially reduce our liability. The Offer in Compromise was rejected. We then appealed the initial determination, which was denied in June 2009. We are continuing negotiations and plan to submit an amended Offer in Compromise. There is no assurance that an acceptable settlement will be reached. If we are unable to reach a satisfactory resolution of our payroll tax obligation, we may be required to discontinue operations, liquidate or reorganize.  All payroll tax obligations for the calendar years 2007, 2008 and 2009 have been paid.

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

Item 4T - Controls and Procedures

Evaluation of disclosure controls and procedures

             We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective.

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

             Based upon an evaluation conducted for the period ended July 31, 2009, Gordon Scott Venters who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of July 31, 2009 and as of the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

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

PART II - OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Issued for Cash

            In June 2009, the Company issued to three "accredited investors" 2,000,000 shares of common stock at $0.01 per share for total consideration of $20,000 and in August 2009, the Company issued to two "accredited investors" 1,500,000 shares of common stock at $0.01 per share for total consideration of $15,000. The proceeds were used for working capital. These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

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

Date: October 21, 2009