Form 10-K
period 2009-10-31
DESTINATION TELEVISION, INC.
filed 2012-12-31
CIK 1109067

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30800

THE MOVIE STUDIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	65-0494581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 North Federal Highway, Ft. Lauderdale, Florida 33301
(Address of Principal Executive Offices)

(954) 332-6600
(Issuer’s telephone number)

(954) 765-6218
(Issuer’s facsimile number)

___________________________________________________
(Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 26, 2012 was:  $678,013.

Number of shares of our common stock outstanding as of December 26, 2012 is: 131,182,473

Documents incorporated by reference:  None

THE MOVIE STUDIO, INC. F/K/A DESTINATION TELEVISION, INC.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

The Movie Studio is a publicly traded vertically integrated motion picture production company that develops, manufactures and distributes independent motion picture content for worldwide consumption on a multitude of devices.

Destination Television, Inc. (“DESTINATION TELEVISION” or “DSTV”) is a broadcast media company that used its custom content and entertainment-based programming along with its proprietary technology to influence the purchasing decisions of millions of active consumers in targeted “away-from-home” leisure destinations.

Destination Television, Inc. and their wholly owned subsidiary Destination Television, Inc. core broadcast was Bar TV, Gym TV and Hotel TV and were designed, implemented and focused on leisure destinations with entertaining and informative audio and video content increasing the duration and frequency of consumer visits and duration of stay, generating incremental revenue and promoting the sale of specific products.  Destination Television enabled advertisers and leisure/retailers to effectively and efficiently reach active consumers at the point of sale (POS) where most purchase decisions are made. In addition to influencing consumer behavior, Destination Television’s programming was proven to be successful in generating brand awareness and could create additional sales lift. Destination Television’s business motto was “Leisure Destinations driving traffic to Retail Locations.”

Over the years, Destination Television surveyed the media landscape, combining the best aspects of each medium into the DSTV’s business model, simultaneously applying it to a very unique physical space.  In 2008, when the US. Advertising industry consolidated and also the digital signage space as well because it was without any quantifiable measurement platform for advertisers, Destination Television began the re-organization of its business model.  In 2009, The Company began the first steps in transitioning its core business operations into a new media platform that involved elements  of its original media business model into its new business “The Movie Studio”  and in 2010 the Company begun physical implementation of transitioning the platform. The new “The Movie Studio” platform consists of 3 verticals that operate synergistically with each other. The first, “Strategic Partner”  is where the company engages substantial asset partners into the vertical integration of the business whereas they can engage their Companies brand, product or service into The Movie Studio” that can provide them different opportunities associated with the movie business and where each relationship is crafted in the best interest of the client’s needs or objectives. The second vertical is where “Locations Pay Us” for filming a scene of our movie at their location whereas utilizing the excitement of a motion picture production at the location, can drive traffic to their “Point of Sale” (POS). In addition, the company utilizes it’s “Win a part in a movie contest” at the location and providing “digital plates” to the Location that the location can utilize the “Key Art”  shot of the location as base artwork for web, print or television at no additional cost in perpetuity.  Locations have provided correspondence that on the night of the event has seen double digit increase in their margins directly at Point of Sale (POS). The third vertical is “Product Placement.” The motion picture product placement industry is a two billion dollar industry and companies utilize this platform to create worldwide brand awareness for their brand, product or service with the average movie impact of fifteen (15) years, (in five year distribution cycles). In addition, the Company provides us product that we utilize at Movie events for PPG (on premise promotional giveaways) gaining additional branding exposure in direct interaction with the brands exact demographic.

The value proposition for investors in the bi-product of manufacturing of a Major Motion Picture Asset(s) that reduces Capital expenses (CAP X) by utilizing these vertical in the manufacturing of the intellectual property (movie) asset.  The completed movie then employs a significant expense to revenue proposition by utilizing these metrics and licenses the motion picture asset to seventy (70) countries around the world (foreign market) as well as domestically in traditional media outlet channels, movie theaters, television, DVD, pay cable, Video on Demand (VOD) mobile etc. In addition the motion picture integrates a soundtrack that creates an additional revenue stream for investors.  The Company has proven the business model on all three verticals prior to opening up “The Movie Studio” a 7200 Sq. Ft. state of the art production studio in downtown Ft. Lauderdale, complete with 24X36 Green Screen, Infinity Wall, Edit Suites, complete motion picture manufacturing lighting and equipment, cameras make-up station, talent division and in-house marketing. The Movie Studio has manufactured its first feature film production for Ventures Capital Partners, LLC. titled “Exposure” starring Corey Feldman and is currently in pre-production of the sequel “Double Exposure.” In addition, “The Movie Studio” can generate additional revenue streams from studio rentals and music video production. The Company is currently fully operational and implementing its business model to scale the Companies operations in 2013 and beyond. The Company intends to change its name of operations from Destination Television, Inc. to The Movie Studio Inc. and apply for a new stock symbol, requesting: (MOVI).

INDUSTRY BACKGROUND

Film Studio:

The Movie Studio, Inc. is an Entertainment or Motion Picture Company that has its own privately owned studio facility that is used to make films, which is handled by the production company. The majority of companies in the entertainment industry have never owned their own studios, but have rented space from other companies. There are also independently owned studio facilities, who have never produced a motion picture of their own because they are not entertainment companies or motion picture companies – they are companies who sell only studio space.

Beginnings:

In 1893, Thomas Edison built the first Movie Studio in the United States when he constructed the Black Maria, a tarpaper-covered structure near his laboratories in West Orange, New Jersey, and asked circus, vaudeville, and dramatic actors to perform for the camera. He distributed these movies at vaudeville theaters, penny arcades, wax museums, and fairgrounds. The pioneering  film studio was founded in New Rochelle, New York in 1909 by American theatrical impresario Edwin Thanhouser. The company produced and released 1,086 films between 1910 and 1917, successfully distributing them around the world. The first film serial ever, Million Dollar Mystery, was released by the Thanhouser company in 1914. In the early 1900s, companies started moving to Los Angeles, California. Although electric lights were by then widely available, none were yet powerful enough to adequately expose film; the best source of illumination for motion picture production was natural sunlight. Some movies were shot on the roofs of buildings in Downtown Los Angeles. Early movie producers also relocated to Southern California to escape Edison's Motion Picture Patents Company, which controlled almost all the patents relevant to movie production at the time.

The first Movie Studio in the Hollywood area was Nestor Studios, opened in 1911 by Al Christie for David Horsley. In the same year, another 15 independents settled in Hollywood. Other production companies eventually settled in the Los Angeles area in places such as Culver City, Burbank, and what would soon become known as Studio City in the San Fernando Valley.

An independent film is a professional film production resulting in a feature film that is produced mostly or completely outside of the major film studio system. In addition to being produced and distributed by independent entertainment companies, independent films are also produced and/or distributed by subsidiaries of major film studios. Independent films are sometimes distinguishable by their content and style and the way in which the filmmakers' personal artistic vision is realized. Usually, but not always, independent films are made with considerably lower film budgets than major studio films.  Generally, the marketing of independent films is characterized by limited release, but can also have major marketing campaigns and a wide release. Independent films are often screened at local, national, or international film festivals before distribution (theatrical and/or retail release). An independent film production can rival a mainstream film production if it has the necessary funding and distribution.

PRINCIPAL PRODUCTS AND THEIR MARKETS

The Movie Studio, Inc. (OTC: SYMBOL: DSTV Requested: MOVI)

Due to the proliferation of new mobile media platforms in society, The Movie Studio intends to enter into the personalized content & media space utilized by consumers via Laptops, Tablets, Smartphone’s and new out-of home devices as they are developed.

The Movie Studio intends to manufacture independent content that fits the marketplace void including indie movies with relevant movie stars and indie soundtracks with substantial fan bases that we can reach their demographic on-line and sell digital downloads direct to consumers with a minimum barrier to entry and minimum capital expenditures compared to traditional marketing forms of content delivery.  In addition to traditional marketing platforms that we intend to sell and leverage as well, The Movie Studio intends to sell its content and where it’s available on all devices, mobile, I-Pad etc. for the personal user with the personal playlist of unique and indie content relevant to their interests applicable for the individual and their consumption.

The Movie Studio is implementing its new proven vertically integrated revenue model of a). Strategic Partners in Motion Pictures b). Locations Pay a fee for placement in the movie and can monetize our platform at their point of sale (POS). In addition the Company provides Locations “Digital Plates” “Green Screen application for use in movies, commercials, for the location, web-applications and print that can significantly monetize the location while 360 degree media “Branding” the location and can be applicator for the location in a variety of ways:

Promotional Media

Promotional media is a broad marketing term that describes methods used to promote goods and or services. Promotional media can be broken into several categories or channels, including:

Print Media - is all the media we use in hard copy format such as

●      Business cards
●      Brochures
●      Posters
●      Promotional Literature
●      Banners

Digital Media - this includes the internet

●      Video Promotion
●      Websites
●      Social Media
●      Digital Signage
●      Digital Tags
●      Smartphone Apps
●      Radio / TV

Promotional Gifts - often used to stay top-of-mind with customers

●      Pens
●      Caps
●      T-shirts
●      Mugs
●      Bags
●      Banners

c). Product Placement pays a fee for placement into the movie and “branding as well as “On Premise Promotional Giveaways” (PPG). In addition Product Placement receives “Digital Plates” that receive the same benefits as referenced above for Locations.

d). The Movie Studio has established significant motion picture distribution arrangements for worldwide distribution at the American Film Market as of November 2011 to provide investors an exit strategy on both movie partnership investment units as well as The Movie Studio shareholders. As of May 1, 2012 we have entered into an Exclusive Worldwide Distribution Agreement with Cinema Arts Entertainment with Minimum Guarantees (MG”s) that for the first 10 markets total a minimum of $520,000.00.

e). The completed movie then employs a significant expense to revenue proposition by utilizing these metrics and licenses the motion picture asset to seventy (70) countries around the world (foreign market) as well as domestically in traditional media outlet channels, movie theaters, television, DVD, pay cable, Video on Demand (VOD) mobile etc. In addition the motion picture integrates a soundtrack that creates an additional revenue stream for investors.

DISTRIBUTION METHODS

 Film distribution Methods:

A distributor is a company or individual responsible for the marketing of a film. The distributor may set the release date of a film and the method by which a film is to be exhibited or made available for viewing: for example, directly to the public either theatrically or for home viewing (DVD, video-on-demand (VOD), download, television programs through broadcast syndication etc.). A distributor may do this directly, if the distributor owns the theaters or film distribution networks, or through theatrical exhibitors and other sub-distributors. A limited distributor may deal only with particular products, such as DVDs or Blu-ray, or may act in a particular country or market.

Theatrical distribution:

If a distributor is working with a theatrical exhibitor, the distributor secures a written contract stipulating the amount of the gross ticket sales to be paid to the distributor by the exhibitor (usually a percentage of the gross) after first deducting a "floor," which is called a "house allowance" (also known as the "nut"), collects the amount due, audits the exhibitor's ticket sales as necessary to ensure the gross reported by the exhibitor is accurate, secures the distributor's share of these proceeds, and transmits the remainder to the production company (or to any other intermediary, such as a film release agent).

The distributor must also ensure that enough film prints are struck to service all contracted exhibitors on the contract-based opening day, ensure their physical delivery to the theater by the opening day, monitor exhibitors to make sure the film is in fact shown in the particular theatre with the minimum number of seats and show times, and ensure the prints' return to the distributor's office or other storage resource also on the contract-based return date. In practical terms, this includes the physical production of film prints and their shipping around the world (a process that is beginning to be replaced bydigital distribution) as well as the creation of posters, newspaper and magazine advertisements, television commercials, trailers, and other types of ads.

The distributor is also responsible for ensuring a full line of advertising material is available on each film which it believes will help the exhibitor attract the largest possible audience, create such advertising if it is not provided by the production company, and arrange for the physical delivery of the advertising items selected by the exhibitor at intervals prior to the opening day.

If the distributor is handling an imported or foreign film, it may also be responsible for securing dubbing or subtitling for the film, and securing censorship or other legal or organizational "approval" for the exhibition of the film in the country/territory in which it does business, prior to approaching the exhibitors for booking. Depending on which studio that is distributing the film,the studio will either have offices around the world, by themselves or partnered with another studio, to distribute films in other countries. If a studio decides to partner with a native distributor, upon release both names will appear. The foreign distributor may license the film for a certain amount of time, but the studio will retain the copyright of the film.

Early distribution windows:

Although there are numerous distribution techniques today, previous to the multi-channel transition, studios and networks did not experiment with different distribution processes. Studios believed that the new distribution methods would cause their old methods of revenue to be destroyed. Within time, the development of new distribution did prove to be beneficial. The studios revenue was gained from myriad distribution windows. These windows created many opportunities in the industry and allowed networks to make a profit and eliminate failure. These new distribution methods benefited audiences that were normally too small to reach and expanded the content of television. With the new age of technology, networks accepted the fact that it was a consumer demand industry and accepted the new models of distribution.

Non-theatrical distribution:

This term, used mainly in the British film industry, describes the distribution of feature films for screening to a gathered audience, but not in theatres at which individual tickets are sold to members of the public. The defining distinctions between a theatrical and a non-theatrical screening are that the latter has to be to a closed audience in some way, e.g. pupils of a school, members of a social club or passengers on an airliner, and that there can be no individual admission charge. Most non-theatrical screening contracts also specify that the screening must not be advertised, except within the group that is eligible to attend (e.g. in a membership organisation's newsletter or an in-flight magazine).

The largest market for non-theatrical distribution is probably the airlines, followed by film societies. Non-theatrical distribution is generally handled by companies that specialise in this market, of which Filmbank [1] is Britain's largest, representing the major Hollywood studios. Home video media is sold with a licence that permits viewing in the home only (hence the copyright notice that appears at the start of many VHS tapes and DVDs which states that the content must not be shown in oil rigs, prisons or schools). Until these technologies were widespread, most non-theatrical screenings were on16mm filmprints supplied by the distributor. Today, the most common business model is for a distributor to sell the exhibitor a licence that permits the legal projection of a copy of the film, which the exhibitor buys separately on a home video format. These licences can either be for individual, one-off screenings, or cover an unlimited number of screenings of titles represented by that distributor for a specified time period. The latter are often purchased by pubs and students' unions, to enable them to show occasional feature films on a TV in their bars.

Home video distribution:

Some distributors only handle home video distribution or some sub-set of home video distribution such as DVD and/or Blu-ray distribution and now the fastest growing area id Video on Demand (VOD). The remaining home video rights may be licensed by the producer to other distributors or the distributor may sub-license them to other distributors.

If a distributor is going to distribute a movie on a physical format such as DVD, they must arrange for the creation of the artwork for the case and the face of the DVD and arrange with a DVD replicator to create a glass master to press quantities of the DVD.

Today some movie producers are using a process called "DVD-on-demand." In DVD-on-demand, a company will burn a DVD-R (a process called "duplication") when a copy of the DVD is ordered, and then ship in to the customer.

A distributor may also maintain contact with wholesalers who sell and ship DVDs to retail outlets as well as online stores, and arrange for them to carry the DVD. The distributor may also place ads in magazines and online and send copies of the DVD to reviewers.

The newest area Video on Demand (VOD) is expected to grow as a result of new media devices, mobile phones, PDA’s, tablets and I-Pads as additional ways individuals consume content.

The New Hollywood/Foreign Distribution:

In the past, big studios have not always used analysis, analytics, metrics or measurement; but that is not true any longer.  Companies such as Relativity Media use a new Hollywood approach that is vastly more technical than preparing an analysis of how many people actually attend the theater as a result of buying a ticket. Their approach now accounts for thousands of variables, from the stars of a movie to its release date to the type of media used in production, and compares each of those variables to nearly every film ever made with at least one of the same attributes. It takes four people just to operate the program that governs their approach.

New Hollywood companies employ a movie-rejection system, not a movie-picking system, while the data-intensive approach operates on a new paradigm of new media marketing and buzzworthy elements intertwined into the infrastructure of the movie. Big studios are swinging for the fences, and they lose money on 85 percent of the movies they make; they don’t have a hedge against those losses, so they need the one or two franchise movies each year to make up for the money losers. New Hollywood studios have hedges; they make movies that people will love, but also on a financially based system. They don’t take huge risks.

The New Hollywood studios can make money without a blockbuster on its slate, if it controls upfront costs and has unique arrangements with film distributors on the back-end. Unlike most major studios, who own their own distribution companies, New Hollywood studios seek relationships with over 117 distributors around the globe, each of which could come under contract to buy any movie the studio makes at a preset percentage of the film’s budget. In return, the distributors are guaranteed a piece of the back-end revenue for each movie. For New Hollywood studios, the structure is a safety net for films that underperform, a safety net the major studios don’t have.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

The Movie Studio has manufactured its first feature film production for Ventures Capital Partners, LLC, a film titled “Exposure,” starring Corey Feldman. The studio is currently in pre-production of the sequel “Double Exposure.” In addition, The Movie Studio can generate additional revenue streams from studio rentals and music video production. The Company is currently fully operational and implementing its business model for operations in 2013 and beyond.

SOURCES AND AVAILABILITY OF PRODUCTS

The Movie Studio has manufactured its first feature film production for Ventures Capital Partners, LLC, a film titled “Exposure,” starring Corey Feldman. The studio is currently in pre-production of the sequel “Double Exposure.” In addition, The Movie Studio can generate additional revenue streams from studio rentals and music video production. The Company is currently fully operational and implementing its business model for operations in 2013 and beyond.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company is not dependent on one or a few major customers.

PATENTS AND TRADEMARKS

Destination Television® currently owns the registered trademark for the name and brand for Destination Television, Inc. with the United States Patent and Trademark office (USPTO). The Movie Studio ™ is a trademark of “The Movie Studio” however is not a registered trademark.

“The Movie Studio” a 7200 Sq. Ft. state of the art production studio in downtown Ft. Lauderdale, complete with green screen, infinity wall, edit suites, complete motion picture manufacturing lighting and equipment, cameras, make-up station, talent division and in-house marketing.

ENVIRONMENTAL LAWS

Our operations are not subject to environmental laws and regulations.

EMPLOYEES

The Company currently is currently completing its quasi-reorganization and currently employs one (1) full time employee, the President and utilizes the services of numerous work for hire and other individuals.

ITEM 1A.     RISK FACTORS

Lack of Profitable Operating History

The Company does not have a history of profitable operation. There is no assurance that the Company will ever be profitable. The Company’s ability to achieve profitability will depend upon a number of factors, including, but not limited to, whether the Company:

●     has funds available for working capital, project development and sales and marketing efforts;
●     has funds for the continuous upgrading of its production operations and facilities;
●     achieves the projected sales revenues;
●     controls the Company’s operating expenses;
●     continues to attract new business;
●     withstands competition in the Company’s marketplace.

Competition

The Company’s competitors are rapidly changing and may be well capitalized and financially stronger than Destination Television.  Our competitors could reproduce the company’s business model without significant barriers to entry.

The Company’s activities may require additional financing, which may not be obtainable.

The Company had limited cash deposits. Based on the Company’s expectations as to future performance, the Company considers these resources and existing and anticipated credit facilities, to be inadequate to meet the Company’s anticipated cash and working capital needs at least through December 31, 2013. The Company, however, expects to be able to raise capital to fund the Company’s operations, current and future acquisitions and investment in new program development. The Company may also need to raise additional capital to fund expansion of the Company’s business by way of one or more strategic acquisitions. Unless the Company’s results improve significantly, it is doubtful that the Company will be able to obtain additional capital for any purpose if and when the Company needs it.

The Company depends heavily on the Company’s senior management who may be difficult to replace.

The Company believes that the Company’s future success depends to a significant degree on the skills, experience and efforts of its Chairman, CEO and other key executives. Any of these executives would be difficult to replace. While all of them have incentives to remain with the Company, they are not bound by employment contracts, and there is no assurance that either of them will not elect to terminate their services to us at any time.

Increasing the Company’s business depends on the Company’s ability to increase demand for the Company’s products and services.

While the Company believes that there is a market for its planned increase in the Company’s products and services, there is no guarantee that the Company will be successful in its choice of product or technology or that consumer demand will increase as the Company anticipates.

The Company may be exposed to significant costs of defense and damages in litigation stemming from current unresolved legal proceedings undertaken in the future by and against the Company.

The Company could be subject of legal proceedings against the Company that could give rise to significant exposure in costs and damages.

The Company’s ability to operate and compete effectively requires that the Company hires and retain skilled marketing and technical personnel, who have been in short supply from time to time and may be unavailable to us when the Company needs them.

The Company’s business requires us to be able to continuously attract, train, motivate and retain highly skilled employees, particularly marketing and other senior management personnel. The Company’s failure to attract and retain the highly trained personnel who are integral to the Company’s sales, development and distribution processes may limit the rate at which the Company can generate sales. The Company’s inability to attract and retain the individuals the Company needs could adversely impact the Company’s business and the Company’s ability to achieve profitability.

The Company may suffer from a business interruption and continuity of its ongoing operations might be affected.

The Company’s ability to implement its business plans may be adversely affected by any business interruption that will affect the continuity of its operations. While the Company may take reasonable steps to protect itself, there could be interruptions from computer viruses, server attacks, network or production failures and other potential interruptions that would be beyond the Company’s reasonable control. There can be no assurance that the Company’s efforts will prevent all such interruptions. Any of the foregoing events may result in an interruption of services and a breach of the Company’s obligations to its clients and customers or otherwise have a material adverse effect on the business of the Company.

Macro-economic factors may impede business, access to finance or may increase the cost of finance or other operational costs of the Company.

Changes in the United States and global financial and equity markets, including market disruptions, interest rate fluctuations, or inflation changes, may make it more difficult for the Company to obtain financing for its operations or investments or increase the cost of obtaining financing.  In the event that the Company is delayed in attaining its projections, borrowing costs can be affected by short and long-term debt ratings assigned by independent ratings agencies which are based, in significant part, on the Company’s performance as measured by credit metrics such as interest coverage and leverage ratios. Decrease in these ratios or debt ratings would increase the Company’s cost of borrowings and make it more difficult to obtain financing.

There is a limitation on the officers and directors liability.

The articles of the Company limit the personal liability of directors and officers for breach of fiduciary duty and the Company provides an indemnity for expenses and liabilities to any person who is threatened or made a party to any legal action by reason of the fact that the person is or was a director or officer of the Company unless the action of proven to that the person was liable to be negligent or misconduct in the performance of their duty to the Company.

The loss of our key officers or directors may raise substantial doubt as to the continued viability of the Company.

Destination Television’s operations depend on the efforts of key officers and directors and the loss of their services may irreparably harm the Company in such a manner that it may not be able to overcome any such loss in management.

Investors may lose their entire investment if Destination Television fails to implement its business plan.

Destination Television expects to face substantial risks, uncertainties, expenses, and difficulties because it is a development stage company. Destination Television was formed in 1961. Destination Television has no demonstrable operations record of substance upon which you can evaluate the Company’s business and prospects. Destination Television prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Destination Television cannot guarantee that it will be successful in accomplishing its objectives.

As of the date of this prospectus, Destination Television has had only limited startup operations and has generated very small revenues. Considering these facts, independent auditors have expressed substantial doubt about Destination Television’s ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement, of which this prospectus is a part. In addition, Destination Television’s lack of operating capital could negatively affect the value of its common shares and could result in the loss of your entire investment.

Because of our new business model, we have not proven our ability to generate profit, and any investment in Destination Television is risky.

We have very little meaningful operating history so it will be difficult for you to evaluate an investment in our stock.  We have not sold any of our products to date.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.  We cannot assure that we will ever be profitable.  Since we have not proven the essential elements of profitable operations, you will be furnishing venture capital to us and will bear the risk of complete loss of your investment in the event we are not successful.

We may be unsuccessful in monitoring new trends.

Our net revenue might decrease with time. Consequently, our future success depends on our ability to identify and monitor trends and the development of new markets. To establish market acceptance of a new technologies, we will dedicate significant resources to research and development, production and sales and marketing. We will incur significant costs in developing, commissioning and selling new products, which often significantly precedes meaningful revenues from its sale. Consequently, new business can require significant time and investment to achieve profitability. Prospective investors should note, however, that there can be no assurance that our efforts to introduce new products or other services will be successful or profitable.

We may face distribution and product risks.

Our future financial results depend in large part on our ability to develop relationships with our customers. Any disruption in our relationships with our future customers could adversely affect our financial performance.

We may face claims of infringement on intellectual property rights.

Other parties may assert claims of ownership or infringement or assert a right to payment with respect to the exploitation of certain intellectual properties against us. In many cases, the rights owned or being acquired by us are limited in scope, do not extend to exploitation in all present or future uses or in perpetuity. We cannot assure you that we will prevail in any of these claims. In addition, our ability to demonstrate, maintain or enforce these rights may be difficult. The inability to demonstrate or difficulty in demonstrating our ownership or license rights in these technologies may adversely affect our ability to generate revenue from or use of these intellectual property rights.

If our operating costs exceed our estimates, it may impact our ability to continue operations.

We believe we have accurately estimated our needs for the next twelve months. It is possible that we may need to purchase additional equipment, hire additional personnel, and further develop new business ventures, or that our operating costs will be higher than estimated.  If this happens, it may impact our ability to generate revenue and we would need to seek additional funding.  We intend to establish our initial client base via existing relationships that our directors and officers have established in past business relationships.  Should these relationships not generate the anticipated volume of business, any unanticipated costs would diminish our working capital.

Competitors with more resources may force us out of business.

Competition in our sectors of business come from a variety of factors, including quality, timely commissioning of new projects, product positioning, pricing and brand name recognition.  The principal competitors for our business may do this better than we can. Each of these competitors has substantially greater financial resources than we do. New technologies may also present substantial competition. We may be unsuccessful in competing with these competitors, which may materially harm our business.

Destination Television may not be able to attain profitability without additional funding, which may be unavailable.

Destination Television has limited capital resources. Unless Destination Television begins to generate sufficient revenues to finance operations as a going concern, Destination Television may experience liquidity and solvency problems. Such liquidity and solvency problems may force Destination Television to cease operations if additional financing is not available.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $54,000 for each of the years ended October 31, 2009 and October 31, 2008.

ITEM 3.     LEGAL PROCEEDINGS

Destination Television, Inc. is in possession of third party equipment as a result of a previous company (Studione 1) that left the premises and claimed ownership of the property. We were contacted by a third party and shareholder of Peter Langone affiliated Company “Global Branding” who stated they were the owers of the equipment and if we turned over the equipment to Peter Langone et al. that they would litigate.  Peter Langone commenced litigation on the equipment and the third party provided discovery to the Judge who ordered Destination Television to preserve the equipment pending the outcome of litigation or settlement discussions between the parties or additional court order(s). Destination Television, Inc. has preserved “All” the equipment as stated by the judge and has never made any claim as to ownership of the property and further expects to be dismissed of the lawsuit without prejudice once the true ownership of the equipment can be identified by the courts.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 26, 2012, there were 559 shareholders of record of our common stock.

DIVIDENDS

We do not intend to retain future earnings to support our growth.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable

ITEM 7.     MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (‘M&D&A”) is intended to help the reader understand the results of operations and financial condition of The Movie Studio, Inc. F/K/A Destination Television, Inc.. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying Notes to Financial Statements.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Annual Report on Form 10-K, and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our management) contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate," "estimate," project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial conditions and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of us as a result of various factors. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Plan of Operation

The Movie Studio, Inc. F/K/A Destination Television, Inc. (the "Company" or the "Registrant") was incorporated in the State of Delaware in 1961 under the name Magic Fingers, Inc. By amendment of its certificate of incorporation, the Company's name was changed in 1999 to Magicinc.com and in April 2002 to Magic Media Networks, Inc. and in February 2007 to Destination Television, Inc.  In November of 2012 the Company filed an amendment to change its name to The Movie Studio, Inc. Through the period ended October 31, 1999, the Company devoted substantially all its efforts to reorganizing its financial affairs and settling its debt obligations. During the fiscal years ended October 31, 2000 and October 31, 2001, the Company was engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, the Company redirected its business focus to the development of a private television network, in high traffic locations such as bars and nightclubs. During the development process, the Company received incidental revenue from the sale of advertising and the production of commercials.

Results of Operations for the years ended October 31, 2009 and 2008

The following tables sets forth a summary of financial highlights for the years ended October 31:

	Year Ended
	October 31,			%
	2009	2008	Change	Change

Statement of operations data:
Sales	$34,138	$12,813	$21,325	166%
Expenses	594,218	602,670	(8,452)	(1%)
Other expenses	59,406	-	59,406	100%
Loss from continuing operations	(619,486)	(589,857)	(29,629)	5%
Loss from discontinued operations	-	(26,502)	26,502	(100%)
Net loss	(619,486)	(616,359)	(3,127)	1%
Net loss per share	$(0.01)	$(0.01)

	Year Ended
	October 31,			%
	2009	2008	Change	Change

Financial condition data:
Cash and cash equilvalents	$319	$518	$(199)	(38%)
Other depreciable and amortizable assets	15,441	75,279	(59,838)	(79%)
Total assets	15,760	77,659	(61,899)	(80%)
Notes, loans payable, and accrued interest	1,155,008	916,873	238,135	26%
Accrued expenses and other payables	632,459	586,537	45,922	8%
Stockholders' equity (deficiency)	(1,771,707)	(1,425,751)	(345,956)	(24%)

For the years ended October 31, 2009 and 2008, we reported a net loss of $619,486 and $616,359, respectively, an increase in net loss of $3,127. The increase in net loss is primarily attributable to a $59,406 increase in other expenses, partially offset by a $21,813 increase in sales, a $8,452 decrease in expenses, and a $26,502 decrease in loss from discontinued operations.

For the year ended October 31, 2009 and 2008, we reported sales of $34,138 and $12,813, respectively, an increase of $21,325, or 166%.  This is increase is primarily attributable to an increase in subscription revenue of approximately $24,000, partially offset a decrease of approximately $3,000 in advertising revenue.

Total expenses for the years ended October 31, 2009 and 2008 were $594,218 and $602,670, respectively, a decrease of $8,452, or 1%.  This decrease is attributable to a decrease of approximately $119,000 in selling and general and administrative expenses, partially offset by an increase of approximately $103,000 in consulting expense and an increase of approximately $7,300 in interest expense.

The $119,000 decrease in selling and general and administrative expenses is primarily attributable to a decrease of approximately $45,000 in payroll and related expenses, a decrease of approximately $20,000 in professional fees, and a decrease of approximately $10,000 in other fees.  The decrease in payroll expenses is the result of reducing employee staffing during the year ended October 31, 2009.

For the year ended October 31, 2009 and 2008, we reported consulting expenses of $173,630 and $70,525, an increase of $103.105, or 146%.  This increase is primarily attributable to the increase use of consultants as a result of the Company’s decision to reduce in-house employees.

For the year ended October 31, 2009, interest expense increased $7,293 to $73,343 (11%) from the $66,050 reported for the year ended October 31, 2008.  This increase results from the increase in short-term borrowings during the year ended October 31, 2009.

Other: For the year ended October 31, 2009, the company reported a loss on the disposition of property and equipment; no losses were reported during the year ended October 31, 2008. During the year ended October 31, 2008, the company reported a loss from a discontinued operations of a subsidiary as the result of a rescission agreement, which returned ownership of the subsidiary to the former owner. During the year ended October 31, 2009, the Company did not report any activity for discontinued operations.

Liquidity and Capital Resources

For the year ended October 31, 2009, we used $288,823 for operating activities, as compared to $241,376 used for operations for the year ended October 31, 2008.

We used $8,310 in investing activities in 2009, for the acquisition of fixed assets, compared to the $3,964 used for investing activities in 2008 for the acquisition of fixed assets.

Historically, we have financed our business primarily from the receipt of cash from financing activities.  During the year ended October 31, 2009, we received proceeds of $103,100 from the sale of common stock and $193,834 from loans made to the Company by related party shareholders.

At October 31, 2009 and 2008, we reported total liabilities of $1,787,467, all of which is current and due within one year.  The liability total of $1,787,467 consists of a $705,000 convertible note and accrued interest of $162,093 due Dr. Terry.  The $705,000 of principal consist of $500,000 in the form of 6% and 8% convertible notes, of which $300,000 is secured by all of the Company’s assets, and $205,000 in 6% non-convertible unsecured loans.  We also owe Dr. Terry $369,000 for accrued rent.  The Company is also indebted to its president and CEO in the amount of $287,915; approximately $249,000 of this amount represents accrued wages and the balance of $39,000 represents funds he advanced to the Company for working capital purposes. We also owe the Internal Revenue Service approximately $263,000 for unpaid payroll taxes.  The Company did submit an Offer in Compromise to substantially reduce the liability; however, the Internal Revenue Service rejected our initial Offer in Compromise.  We have appealed the Internal Revenue Service’s rejection, and we continue to negotiate with the Internal Revenue Service to resolve all outstanding issues related to the unpaid payroll taxes.  All payroll tax obligations incurred during the fiscal years ended October 31, 2009 and 2008 have been paid.

For the years ended October 31, 2009 and 2008, we funded our cash needs through the issuance of common stock and non-convertible notes.  We also issued our common stock in lieu of cash to professionals and outside consultants.  We intend to cover our cash needs over the next twelve months through the sale of additional shares of our common stock and non-convertible notes.

Capital Expenditures

Our requirements for capital expenditures should not exceed $10,000 for year ended October 31, 2010.

Inflation

We believe that inflation has not had a material effect on our operations during 2009 and 2008.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2009 and 2008.

Recently Issued Accounting Standards

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statement.

The Company has adopted all accounting pronouncements issued since December 31, 2007 through June 30, 2012, none of which had a material impact on the Company’s financial statements.

Critical Accounting Policies and Estimates

We prepared our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.  In preparing these consolidated financial statements, we are required to make judgments, assumptions and estimates, which we believe are reasonable and prudent based on the available facts and circumstances.  These judgments, assumptions and estimates affect certain of our revenues and expenses and their related balance sheets.  On an on-going basis, we re-evaluate our selection of assumptions and the method of calculating our estimates. Actual results, however, may materially differ from our calculated estimates and this difference would be reported in our current operations. Our critical accounting policies include income taxes and stock-based compensation for services.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  Generally the Company is no longer subject to income tax examinations by major taxing authorities for years before 2005. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of January 1, 2009.  Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Stock-Based Compensation for Services

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No employee stock options or stock awards vested during 2009 or 2008 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately $170,430 and $70,365 during the years ended October 31, 2009 and 2008, respectively, related to consulting services.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.     FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows

Patrick Rodgers, CPA, PA
309 E. Citrus Street
Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
The Movie Studio, Inc. (FKA Destination Television).

I have audited the accompanying balance sheet of The Movie Studio, Inc. (FKA Destination Television) as of October 31, 2009 and the statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Movie Studio, Inc. (FKA Destination Television) as of October 31, 2009 and the results of its operations and its cash flows for the year period ended October 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has a history of continuing losses, and it does not have a source of revenue sufficient to cover its operating costs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
December 24, 2012

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

	October 31,
	2009	2008

Assets

Current assets

Cash	$319	$518
Prepaid legal expense	-	1,862

Total current assets	319	2,380

Property and equipment, net	13,961	73,499
Intangible assets, net	1,480	1,780

Total assets	$15,760	$77,659

Liabilities and stockholders' deficiency

Current liabilities

Accounts payable and accrued liabilites	$-	$34,843
Accrued rent - related party	369,000	315,000
Payroll taxes payable	263,459	236,694
Convertible notes payable - related party	705,000	500,000
Loans payable - related party	287,915	299,080
Accrued interest - related party	162,093	117,793

Total current liabilities	1,787,467	1,503,410

Total liabilities	1,787,467	1,503,410

Stockholders' deficiency

Preferred stock, Series B convertible, $.0001 par value;
5,750,000 authorized, issued and outstaning at October 31, 2009
and October 31, 2008, respectively	206,000	206,000

Common stock, $.0001 par value; 200,000,000 shares
authorized, 96,855,260 and 75,658,760 shares issued and outstanding
at October 31, 2009 and October 31, 2008, respectively	6,599,377	6,325,847
Accumulated deficit	(8,577,084)	(7,957,598)

Total stockholders' deficiency	(1,771,707)	(1,425,751)

Total liabilities and stockholders' deficiency	$15,760	$77,659

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

	Year Ended October 31,
	2009	2008

Sales	$34,138	$12,813

Expenses:

Selling, general and administrative expenses	347,245	466,095
Consulting	173,630	70,525
Interest expense	73,343	66,050

Total expenses	594,218	602,670

Net operating income	(560,080)	(589,857)

Other income (expense)

Loss on disposition of property and equipment	(59,406)	-

Loss from continuing operations	(619,486)	(589,857)

Discontinued operations:

Loss from discontinued operations of subsidiary
returned to former ownership
pursuant to reccission agreement	-	(26,502)

Net loss before income taxes	(619,486)	(616,359)

Income taxes	-	-

Net income (loss)	$(619,486)	$(616,359)

Basic and diluted loss per share:

Loss from continuing operations before
discontinued operations	$(0.01)	$(0.01)

loss from discontinued operations and
loss on disposition, net	-	-

	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding, basic and fully diluted	88,986,030	64,209,669

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Changes in Stockholders Deficiency

						Total
	Common Stock		Preferred Stock		Accumlated	Stockholders'
	Shares	Amount	Shares	Amount	Deficit	Deficiency

Balance, October 31, 2007	52,258,760	$6,104,357	3,750,000	$150,000	$(7,341,239)	$(1,086,882)
Issuance of common
stock for cash	5,500,000	75,020				75,020
Issuance of common stock
for services	2,900,000	34,450				34,450
Issued in payment
of liability	15,000,000	76,000	2,000,000	56,000		132,000
Issuance of stock options		36,020				36,020
Net Loss					(616,359)	(616,359)
Balance, October 31, 2008	75,658,760	6,325,847	5,750,000	206,000	(7,957,598)	(1,425,751)
Issuance of common stock
for services	12,750,000	120,500				120,500
Issuance of common stock
for cash	5,950,000	103,100				103,100
Issuance of stock options	2,496,500	49,930				49,930
Net Loss					(619,486)	(619,486)
Balance, October 31, 2009	96,855,260	$6,599,377	5,750,000	$206,000	$(8,577,084)	$(1,771,707)

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Cash Flows

	Year Ended
	October 31,
	2009	2008

Cash flows from operating activities
Net loss	$(619,486)	$(616,359)
Adjustment to reconcile net loss to
net cash used by operating activities:
Depreciation	8,741	26,300
Grant of stock options at fair value	49,930	36,020
Stock issued for services	120,500	110,450
Loss on disposition of property and equipment	59,406	-
Changes in operating assets and liabilities:
Payables and accrued expenses	(34,842)	81,868
Accrued rent	54,000	54,000
Accrued interest - related party	44,300	41,569
Payroll taxes payable	26,765	1,897
Other operating assets-discontinued operations	-	21,091
Prepaid expenses	1,863	1,788

Net cash used in operating activities	(288,823)	(241,376)

Cash flows from investing activities
Acquisition of fixed assets	(8,310)	(3,964)

Net cash used in investing activities	(8,310)	(3,964)

Cash flows from financing activities
Proceeds from issuance of common stock	103,100	75,020
Proceeds from related party loan to the company	193,834	130,000

Net cash provided by investing activities	296,934	205,020

Net incresase (decrease) in cash	(199)	(40,320)
Cash, beginning of period	518	40,838

Cash, end of period	$319	$518

Supplemental Disclosures:
Interest	$-	$-

Non-cash investing and financing transactions:
Issued 2,000,000 shares of Series B Preferred Stock in
payment of loan payable-officer	$-	$56,000

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 1 – Description of Business

The Movie Studio, Inc. (the "Company") was incorporated in the State of Delaware 1961 under the name Magic Fingers, Inc. The company is a vertically integrated motion picture production company that develops, manufactures and distributes independent motion picture content for worldwide consumption on a multitude of devices.

The Company has operated under various names since incorporation, most recently Destination Television, Inc. from February 2007 to November 2012, when the name was changed to The Movie Studio, Inc.

From October 31, 2001, the Company’s focus was on the developing a private television network, in high traffic locations such as bars and nightclubs. During this development period, the Company received incidental revenue from the sale of advertising and the production of commercials.  In 2010, the Company began implementation of its    current business model, using the technology previously developed for the private television network.

Note 2 – Summary of significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of The Movie Studio, Inc. (Formerly Destination Television, Inc.), a Delaware corporation, and its wholly owned subsidiary Destination Television, Inc., a Florida corporation. All significant inter-company account balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the years ended October 31, 2009 and 2008.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at October 31, 2009 and 2008.

Revenue recognition

In accordance with the FASB ASC Topic 605, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 2 – Summary of significant Accounting Policies (continued)

Income Taxes (continued)

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  Generally the Company is no longer subject to income tax examinations by major taxing authorities for years before 2005. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of January 1, 2009.  Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Comprehensive Income

The Company complies with FASB ASC Topic 220, “Comprehensive Income,” which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires the Company’s change in foreign currency translation adjustments to be included in other comprehensive loss, and is reflected as a separate component of stockholders’ equity.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No employee stock options or stock awards vested during 2009 or 2008 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 2 – Summary of significant Accounting Policies (continued)

Stock-Based Compensation (continued)

reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation expense of approximately $170,430 and $70,365 during the years ended October 31, 2009 and 2008, respectively, related to consulting services.

Recently Adopted Accounting Pronouncements

In December 2010, FASB issued ASC ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) — Intangibles — Goodwill and Other.” ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statements.

In April 2010, the FASB issued ASU No. 2010-13, “Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company’s consolidated financial position or results of operations. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements” (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010.  The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company’s financial statement.

The Company has adopted all accounting pronouncements issued since December 31, 2007 through June 30, 2012, none of which had a material impact on the Company’s financial statements.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 3 – Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that Destination Television, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations.

Several conditions cast doubt about the Company’s ability to continue as a going concern.   The Company has an accumulated deficit of approximately $8.6 million as of October 31, 2009, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim,  the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  While we believe that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of going concern assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.  If the Company were unable to continue as a going concern, then substantial adjustments would be necessary to the carrying values of the reported liabilities.

Note 4 – Rescission of Acquisition of American Broadcast Group LLC

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

Note 5 – Acquired Amortizable Intangible Assets

As of October 31, 2006, the Company invested $3,280 in establishing trademarks associated with its concept of placing TV’s in bars, hotels and gyms. The Company amortizes the costs of these intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are also tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 5 – Acquired Amortizable Intangible Assets (continued)

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2010	$300
2011	300
2012	300
2013	300
Thereafter	280
Total expected annual
amortization expense	$1,480

Note 6 – Income Taxes

The Company has approximately $11.1 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2029. The Company has adopted FASB ASC Topic 740, “Income Taxes,” which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	October 31,
	2009	2008

Deferred tax asset:
Net operating loss carryforwards	$4,177,000	$4,186,400
Other Temporary differences	10,500	6,000
Deferred tax asset	4,187,500	4,192,400

Less: Valuation allowance	(4,187,500)	(4,192,400)
Net deferred tax asset	$-	$-

	October 31,
	2009		2008

Statutory federal income tax expense	(34	) %	(34	) %
State and local income tax (net of federal benefits)	(5)		(5)
Other temporary differences	-		-
Valuation allowance	39		39
	-%		-%

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 7 – Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $54,000 for each of the years ended October 31, 2009 and October 31, 2008.

Employment Agreements

Gordon Scott Venters is employed as the Company's president and Chief executive officer pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of October 31, 2009, Mr. Venters was owed $248,557 for accrued unpaid salary. As of October 31, 2008, Mr. Venters was owed $86,895 for accrued unpaid salary.

Note 8 – Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes. As of July 31, 2009, the total of payroll taxes payable, including estimated interest and penalties, was $261,710. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000, and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination, which also was rejected in June 2009. The Company plans to submit a revised Offer in Compromise. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008 and 2009 have been paid as required.

Note 9 – Notes Payable

Convertible Notes Payable - Dr. Terry

As of October 31, 2009, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

The convertible notes have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Loans Payable - Dr. Terry

On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. Loans payable to Dr. Terry totaled $205,000 as of October 31, 2009.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 10 – Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During fiscal year 2009, the Company issued to accredited investors a total of 5,950,000 shares of common stock for $103,100, of which 2,950,000 shares were issued at $0.018 per share, 1,000,000 shares were issued at $0.015,  and 2,000,000 shares were issued at $0.01 per share.

During fiscal year 2008, the Company issued to accredited investors a total of 5,500,000 shares of common stock for $75,000, of which 1,000,000 shares were issued at $0.03 per share, and 4,500,000 shares were issued at $0.01 per share.

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

Stock to Acquire American Broadcast Group LLC - Issuance and Rescission

On November 1, 2007, the Company acquired all of the issued and outstanding member's interests of American Broadcast Group LLC in exchange for 3,520,000 shares of the Company's common stock. The shares were valued at $225,280, or $0.064 per share, which represented the approximate market value on July 6, 2007, the date the agreement was entered into by the parties. On June 18, 2008, the transaction was rescinded and the shares were returned to the Company for cancellation. Upon cancellation of the shares, Stockholders' Deficiency - Common Stock was reduced $225,280.

Stock Issued for Services

In fiscal year 2009, the Company issued a total of 15,246,500 shares of common stock as payment for services, of which 2,500,000 shares were issued pursuant to a consulting agreement described below; 200,000 and 150,000 to two separate consultants and 50,000 shares for fees to a director.

In fiscal year 2008, the Company issued a total of 2,900,000 shares of common stock as payment for services, of which 2,500,000 shares were pursuant to a consulting agreement described below; 200,000 and 150,000 to two separate consultants and 50,000 shares for fees to a director.

On February 20, 2008, the Company entered into a 12-month business consulting agreement with a consultant and, in connection with that agreement, issued, as compensation, 2,500,000 shares of common stock, which were registered pursuant to Form S-8 under the Securities Act of 1933, as amended and options to purchase 8,000,000 shares of common stock. The shares were valued at $30,000, or $0.012 per share, which was representative of the approximate market value at the date of issuance. On May 30, 2008, the Company was notified by the consultant that effective June 29, 2008, he was terminating the agreement. The Company has demanded return of the 2,500,000 shares it issued as a consulting fee. The options, which expired on June 29, 2008, are described below in Note 10 - Common Stock Options.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 10 – Stockholders' Deficiency (continued)

Common Stock (continued)

In February 2008, the Company also issued 200,000 shares for consulting services, which were valued at $3,580, or approximately $0.018 per share and, in September 2008, the Company issued 150,000 shares for consulting services, valued at $765, or $0.0051 per share. In October 2008, Mr. Nugent, a director of the Company, was granted, as a director's fee, 50,000 shares, which were valued at $105 or $.0021 per shares.  The shares, which were issued for services and valued at the approximate market price at the date of issuance, have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities," as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

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

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of October 31, 2009, there were 5,750,000 shares of Series B Preferred Stock outstanding; on October 31, 2007, there were 3,750,000 shares outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 11 – Common Stock Options

On February 20, 2008, the Company granted options, pursuant to a consulting agreement, to purchase 8,000,000 shares of common stock. The options had an initial expiration date of February 20, 2009 and give the right to the grantee to purchase shares of common stock at exercise prices of $0.05 to $0.10, or an average of $0.075 per share. The number of shares of common stock to be received by the grantee was limited so that he would not beneficially own more than 10% of the then outstanding shares of common stock.  At the date of grant, the options were deemed to have a fair value of $36,020, pursuant to the Black-Scholes valuation model, which amount has been reflected as consulting expense in the consolidated statements of operations for the 2008 fiscal year.

The following table summarizes the key assumptions used in determining the fair value of options granted during the fiscal year ended October 31, 2009.

Table of Key Assumptions
Interest	Dividend	Expected	Expected
Rate	Yield	Volatility	Life
5.0%	0.0%	200.0%	12 mos.

The following table summarizes the key assumptions used in determining the fair value of options granted during the year ended October 31, 2008.

Table of Key Assumptions
Interest	Dividend	Expected	Expected
Rate	Yield	Volatility	Life
5.0%	0.0%	200.0%	12 mos.

The following table summarizes the option activity during the fiscal years ended October 31, 2009 and October 31, 2008.

		Weighted Average
		Exercise	Fair
	Shares	Price	Value
Balance October 31, 2007	-	-	-
Granted during 2008	8,000,000	$0.075	$36,020
Exercised during 2008	-	-	-
Lapsed during 2008	(8,000,000)	-	-
Balance October 31, 2008	-	-	-
Granted during 2009	8,000,000	$0.075	$49,930
Exercised during 2009		-	-
Lapsed during 2009	(8,000,000)	-	-
Balance October 31, 2009	-	-	-

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 11 – Common Stock Options (continued)

On May 30, 2008, the consultant notified the Company that he was terminating the Consulting Agreement effective June 29, 2008, at which time the options expired.

No options or warrants were outstanding at October 31, 2009 and October 31, 2008.

Note 12 – Litigation

As of October 31, 2009, the Company was not a party to any existing or threatened litigation.

Note 13 –  Related Party Transactions

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

On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. In fiscal year 2007, Dr. Terry made $125,000 of unsecured loans to the Company. As of October 31, 2009, the total of unsecured loans payable to Dr. Terry totaled $205,000.

The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid.

As of October 31, 2009 and October 31, 2008, the Company owed Dr. Terry for accrued interest $162,093 and $117,793, respectively; and for accrued rent $369,000 and $315,000, respectively. These amounts are included in the accompanying consolidated balance sheets as accrued interest – related party and accounts and accrued expenses payable, respectively.

Directors

In October 2008, the Company issued 50,000 shares of its common stock as a director's fee to Todd Nugent. The shares, which are restricted as to transferability, were valued at $105 or $.0021 per share.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 13 – Related Party Transactions (continued)

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

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan and Mr. Venters acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, in exchange for the $25,000 loan and the balance of $1,000 was applied to accrued unpaid salary. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. At October 31, 2009 and 2008, the Company owed Mr. Venters $248,557 and $86,895, respectively, for accrued unpaid salary.

Note 14 – Supplemental Cash Flow Information

Selected non-cash investing and financing activities are summarized as follows:

	2009	2008

Stock issued for services	$120,500	$34,050
Stock issued for payment of loan payable-officer	-	110,450
Options issued for services	49,930	36,020

Note 15 – Subsequent Events

During the six month period ended April 30, 2010, the Company issued 5.5 million shares of its $.0001 par value common stock to third party investors for a total cash payment of $27,500; the shares were valued at $.005 per share.

At March 31, 2011, the Company owed Dr. K. Terry, a related party shareholder, a total of $1,353,420, which represented $436,500 for accrued rent, $705,000 for convertible notes, and $211,920 for accrued interest against the convertible notes.  On April 1, 2011, the total due Dr. Terry of $1,353,420 was purchased by Ventures Capital Partners, LLC, another related party, which provided Dr.Terry an equity interest in Ventures Capital Partners, LLC.

In November 2012, the Company changed its name from Destination Television, Inc. to the Movie Studio, Inc.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009

Note 15 – Subsequent Events (continued)

During the month of November 2012, the Company became involved in litigation regarding the ownership of equipment left in the building by a previous tenant.  The building serves as the corporate headquarters for the Company.  The Company was ordered by the court to preserve the equipment until ownership can be established by the court.  The Company has made no claim of ownership of the equipment and expects to be dismissed from the litigation

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Patrick Rodgers CPA, P.A.  We do not presently intend to change accountants.  At no time have there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.     CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The directors and officers as of October 31, 2009, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors.

Name	Age	First Year as Director	Position
Gordon Scott Venters	51	1993	CEO/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Gordon Scott Venters, Chief Executive Officer and Chairman of the Board

Gordon Scott Venters has been President and Chief Executive Officer and a Director of The Movie Studio FKA Destination, Television, Inc. for the last ten months and a Director of Destination Television since 1996.  During that time he has Executive Produced, Produced, Written and Directed ‘Exposure” starring Corey Feldman ready for worldwide release in the first quarter of 2013 the first of the four picture franchise.  He has also served as a member of our Board of Directors from March 1994 to May 1995. Prior to joining Destination Television, Inc., Mr. Venters was engaged in the entertainment industry, including the financing, management and production of films, videos and recordings. From May 1995 until December 1996, he served as president and Director of Quantum Entertainment, Company in Los Angeles. From 1990 to 1993, Mr. Venters served as President and Chief Executive Officer of Flash Entertainment, Inc., an independent feature film company and predecessor of our company, during which time he was the executive producer of “no More Dirty Deals” and five music videos. He had previously been the executive Producer of two full length feature films, “Shakma & Shoot”. Mr. Venters, has also been a financial advisor and a registered stockbroker with FD.D. Roberts Securities and Prudential Bache Securities, Inc.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended October 31, 2009.

ITEM 11.     EXECUTIVE COMPENSATION

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 month salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of October 31, 2009, Mr. Venters was owed $248,557 for accrued unpaid salary. As of October 31, 2008, Mr. Venters was owed $86,895 for accrued unpaid salary.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table illustrates the common stock and preferred stock ownership of Gordon Scott Venters as of December 26, 2012.

Title of Class	Name, Title and Address of Beneficial Owner of Shares	Amount of Beneficial Ownership	% of Shareholdings

Common	Gordon Scott Venters, CEO, and Director	3.5 million shares	3%

Preferred	Gordon Scott Venters, CEO, and Director	5 million shares	100%

The address for all officers and directors is 530 North Federal Highway, Ft. Lauderdale, Florida 33301.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stock Issued for Cash

During fiscal year 2009, the Company issued to accredited investors a total of 5,950,000 shares of common stock for $103,100, of which 2,950,000 shares were issued at $0.018 per share, 1,000,000 shares were issued at $0.015 and 2,000,000 shares were issued at $0.01 per share.

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

Stock Issued for Services

In fiscal year 2009, the Company issued a total of 15,246,500 shares of common stock as payment for services of which 2,500,000 shares were pursuant to a consulting agreement described below; 200,000 and 150,000 to two separate consultants and 50,000 shares for fees to a director.

In fiscal year 2008, the Company issued a total of 2,900,000 shares of common stock as payment for services of which 2,500,000 shares were pursuant to a consulting agreement described below; 200,000 and 150,000 to two separate consultants and 50,000 shares for fees to a director.

On February 20, 2008, the Company entered into a 12-month business consulting agreement with a consultant and, in connection with that agreement, issued, as compensation, 2,500,000 shares of common stock, which were registered pursuant to Form S-8 under the Securities Act of 1933, as amended and stock options. The shares were valued at $30,000, or $0.012 per share, which was representative of the approximate market value at the date of issuance. On May 30, 2008, the Company was notified by the consultant that effective June 29, 2008, he was terminating the agreement. The Company has demanded return of the 2,500,000 shares it issued as a consulting fee. The options, which expired on June 29, 2008, are described  in the notes to the consolidated financial statements (See Note 11 - Common Stock Options).

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended October 31, 2009, we were billed and paid $0.  The audit fees were for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal year ended October 31, 2009, we were billed and paid $0 for  professional services rendered for tax compliance, tax advice, and tax planning, as well as for legal services.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2009.

PART IV

ITEM 15.     EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1.	Financial statements; see index to financial statements and schedules in Item 8 herein.

2.	Financial statement schedules; see index to financial statements and schedules in Item 8 herein.

3.	Exhibits:

The following exhibits are filed with this Form 10-K and are identified by the numbers indicated; see index to exhibits immediately following financial statements and schedules of this report.

EXHIBIT INDEX

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Title 18 Section 1350

Reports on Form 8k:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

THE MOVIE STUDIO, INC. F/K/A DESTINATION TELEVISION, INC.

By:  /s/  Gordon Scott Venters
Gordon Scott Venters
President, Chief Executive Officer,
and Director

Dated:   December 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/  Gordon Scott Venters
President, Chief Executive Officer,
Director

Dated:   December 26, 2012