Form 10-Q
period 2010-01-31
MOVIE STUDIO, INC.
filed 2013-01-31
CIK 1109067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549


FORM 10-Q




x
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2010



?
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________, to ____________

Commission File Number 000-30800


THE MOVIE STUDIO, INC.
(Exact Name of Registrant as Specified in Charter)





Delaware

65-0494581
(State or Other Jurisdiction of
Incorporation or Organization)

(I.R.S. Employer
Identification Number)

530 North Federal Highway, Ft. Lauderdale, Florida 33301
 (Address of Principal Executive Offices)

(954) 332-6600
(Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes      No  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).    Yes      No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):





Large accelerated filer
?
Accelerated filer
?
Non-accelerated filer
?
Smaller reporting company
x
1
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  ?    No  x

There were 131,182,473 shares of the Registrant's $0.0001 par value common stock outstanding as of January 16, 2013.









































2




The Movie Studio, Inc.

Contents




Part I. Financial Information




Item 1.
Consolidated Financial Statements
4 -
18



Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operation
19



Item 3.
Quantitative and Qualitative Disclosures About Market Risk
20



Item 4.
Controls and Procedures
20


Part II. Other Information




Item 1.
Legal Proceedings
21



Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
21



Item 3.
Defaults Upon Senior Securities
22



Item 4.
Mine Safety Disclosures
22



Item 5.
Other Information
22



Item 6.
Exhibits
22


Signatures
23



















3


PART I. FINANCIAL INFORMATION

Statements in this Form 10-Q Quarterly Report may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under "Management's Discussion and Analysis of Financial Condition or Plan of Operation" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q Quarterly Report, except as required by law.

Item 1.     Financial Statements

THE MOVIE STUDIO, INC.

Table of Contents
									PAGE

Consolidated Balance Sheets    					5

Consolidated Statements of Operations				6

Consolidated Statements of Cash Flows				7

Notes to Financial Statements					8 - 18







4



5











6






7


THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010


Note 1. Description of Business

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

From October 31, 2001, the Company's focus was on the developing a private television network, in high traffic locations such as bars and nightclubs. During this development period, the Company received incidental revenue from the sale of advertising and the production of commercials. In 2010, the Company began implementation of its current business model, using the technology previously developed for the private television network.

Note 2. Summary of significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States ("GAAP") for interim financial information and pursuant to the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Entity's Annual Report on Form 10-K for the year ended October 31, 2009 as filed with the SEC on December 31, 2012 (the "2009 Annual Report")

The consolidated financial statements include the accounts of The Movie Studio, Inc. (Formerly Destination Television, Inc.), a Delaware corporation, and its wholly owned subsidiary Destination Television, Inc., a Florida corporation. All significant inter-company account balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

Long-Lived Assets

In accordance with Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") Topic 360 "Property, Plant, and Equipment," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. There were no impairment charges during the years ended January 31, 2010 and October 31, 2009.






8

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 2. Summary of significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at January 31, 2010 and October 31, 2009. Revenue recognition
In accordance with the FASB ASC Topic 605, "Revenue Recognition," the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 "Income Taxes," which requires accounting for deferred income taxes under the asset and liability method. Deferred income tax asset and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions. Generally the Company is no longer subject to income tax examinations by major taxing authorities for years before 2005. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder's equity as of January 1, 2009. Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company's financial statements upon adoption. However, management's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Comprehensive Income

The Company complies with FASB ASC Topic 220, "Comprehensive Income," which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company's change in foreign currency translation adjustments to be included in other comprehensive loss, and is reflected as a separate component of stockholders' equity.



9
THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 2. Summary of significant Accounting Policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 "Stock and(or) Stock Option Compensation," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. No employee stock options or stock awards vested during 2009 or 2008 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty's performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company
recorded stock compensation of approximately    $-0- and $170,430 during the
periods ended January 31, 2010 and January 31, 2009, respectively, related to consulting services.

Recently Adopted Accounting Pronouncements

In December 2010, FASB issued ASC ASU 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) - Intangibles - Goodwill and Other." ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this update are effective for us in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company's financial statements.



10
THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 2. Summary of significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have a material impact on the Company's consolidated financial position or results of operations. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company's financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company's financial statement.

The Company has adopted all accounting pronouncements issued since December 31, 2007 through June 30, 2012, none of which had a material impact on the Company's financial statements.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, "Earnings Per Share." Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.








11
THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 3. Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that Destination Television, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations.

Several conditions cast doubt about the Company's ability to continue as a
going concern.   The Company has an accumulated deficit of approximately $8.6 million as of January 31, 2010, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company's future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Note 4 - Acquired Amortizable Intangible Assets

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







12
THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 5 - Income Taxes

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

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:



Note 6 - Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $54,000 for each of the periods ended January 31, 2010 and October 31, 2009.








13
THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 6. Commitments (continued)

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months' salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of January 31, 2010, Mr. Venters was owed $291,992 for accrued unpaid salary. As of October 31, 2009, Mr. Venters was owed $248,557 for accrued unpaid salary.

Note 7 - Payroll Taxes Payable

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

Note 8 - Notes Payable

Convertible Notes Payable - Dr. Terry

As of January 31, 2010, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

The convertible notes have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Loans Payable - Dr. Terry

On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. Loans payable to Dr. Terry totaled $205,000 as of January 31, 2010.







14
THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 9 - Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During period ended January 31, 2010, the Company did not issue any shares of stock.
During fiscal year 2009, the Company issued to accredited investors a total of 5,950,000 shares of common stock for $103,100, of which 2,950,000 shares were issued at $0.018 per share, 1,000,000 shares were issued at $0.015 and 2,000,000 shares were issued at $0.01 per share.
None of the above shares have been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Stock Issued for Services

In During period ended January 31, 2010, the Company did not issue any shares of common stock.

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

In February 2008, the Company also issued 200,000 shares for consulting services, which were valued at $3,580, or approximately $0.018 per share, and in September 2008, the Company issued 150,000 shares for consulting services, valued at $765, or $0.0051 per share. In October 2008, a director of the Company (Mr. Nugent) was granted, as a director's fee, 50,000 shares, which were valued at $105, or $.0021 per shares. The shares, which were issued for services, and valued at the approximate market price at the date of issuance have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.








15
THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 9 - Stockholders' Deficiency  (continued)

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of January 31, 2010 there were 5,750,000 shares of Series B Preferred Stock outstanding and on October 31, 2009 there were 5,750,000 shares outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock.

Note 10- Common Stock Options

On February 20, 2008, the Company granted options, pursuant to a consulting agreement, to purchase 8,000,000 shares of common stock. The options had an initial expiration date of February 20, 2009 and give the right to the grantee to purchase shares of common stock at exercise prices of $0.05 to $0.10, or an average of $0.075 per share. The number of shares of common stock to be received by the grantee was limited so that he would not beneficially own more than 10% of the then outstanding shares of common stock. At the date of grant, the options were deemed to have a fair value of $36,020, pursuant to the Black-Scholes valuation model, which amount has been reflected as additional Consulting Expense in the Consolidated Statements of Operations for the 2008 fiscal year.
The following table summarizes the key assumptions used in determining the fair value of options granted during the year ended October 31, 2009.

The following table summarizes the option activity during the fiscal periods ended January 31, 2010 and October 31, 2009.




16
THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
Note 10- Common Stock Options (continued)

On May 30, 2008, the consultant notified the Company that he was terminating the Consulting Agreement effective June 29, 2008, at which time the options expired.

No options or warrants were outstanding at January 31, 2010 and October 31, 2009.

Note 11. Litigation

As of January 31, 2010, the Company was not a party to any existing or threatened litigation.

Note 12.  Related Party Transactions

Dr. Harold Terry

On December 21, 2007, the Company issued a one-year 8%, $100,000 secured convertible note to Dr. Harold Terry, a major shareholder of the Company's common stock for $100,000 cash. The note is convertible into common stock at $0.05 per share and is collateralized by all of the Company's assets, both tangible and intangible, and is restricted as to transferability. The proceeds of the note were used for working capital. As of October 31, 2008, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of these convertible notes payable, $300,000 are secured by all of the assets of the Company and $200,000 of the notes are unsecured.
On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. In fiscal year 2007, Dr. Terry made $125,000 of unsecured loans to the Company. As of October 31, 2008, the total of unsecured loans payable to Dr. Terry totaled $205,000.
The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid.
As of January 31, 2010 and October 31, 2009, the Company owed Dr. Terry for accrued interest $172,143 and $162,093, respectively; and for accrued rent $382,000 and $369,000, respectively. These amounts are included in the accompanying consolidated balance sheets as accrued interest to the related party and accounts and accrued expenses payable, respectively.

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




17
THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010

Note 12. Related Party Transactions (continued)

Gordon Scott Venters (continued)

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan and Mr. Venters acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, in exchange for the $25,000 loan and the balance of $1,000 was applied to accrued unpaid salary. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of January 31, 2010, Mr. Venters was owed $291,992 for accrued unpaid salary. October 31, 2009, Mr. Venters was owed $248,557.

Note 13. Supplemental Cash Flow Information

Selected non-cash investing and financing activities are summarized as follows:


Note 14. Subsequent Events

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

In November 2012, the Company changed its name from Destination Television, Inc. to the Movie Studio, Inc.

During the month of November 2012, the Company became involved in litigation regarding the ownership of equipment left in the building by a previous tenant. The building serves as the corporate headquarters for the Company.
The Company was ordered by the court to preserve the equipment until ownership can be established by the court. The Company has made no claim of ownership of the equipment and expects to be dismissed from the litigation.







18
Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

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

Results of Operation

Revenue

Revenue increased from 7,595 to $8,985 for the three months ended January 31, 2010 compared to the same period in 2009. The $1,390 increase in revenue is primarily attributable to the increase in subscription revenue.
19
Expenses

For the three months period ended January 31, 2010 and 2009, the Company
reported $-0- and $173,430 for consulting expenses.   The decrease is
attributable to the discontinued use of outside consultants.

Selling, general and administrative expenses decreased $26,738 from $93,080 to $66,342 for the three months ended January 31, 2010, as compared to the same period in 2009. These decreases were primarily due to the Company's decreasing payroll costs.

Other

For the three months ended January 31, 2010 and 2009, the Company reported interest expense of $19,166 and $17,713, respectively, an increase of $1,453(9.0%).

Liquidity and Capital Resources

As of January 31, 2010 the Company had assets of $15,339 as against total liabilities of $1,863,568. The Company has an accumulated deficit of approximately $8,653,606 as of January 31, 2010, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company's future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

Item  3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.


Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 (Exchange Act) as a process designed by or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors: and

20
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's Internal Control over financial reporting as of January 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of January 31, 2010 our internal control over financial reporting was not effective.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of January 31, 2010, our disclosure controls and procedures were not effective.

(b)	Changes in internal controls.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

During the month of November 2012, the Company became involved in litigation regarding the ownership of equipment left in the building by a previous tenant. The building serves as the corporate headquarters for the Company.
The company was ordered by the court to preserve the equipment until ownership can be established by the court. The Company has made no claim of ownership of the equipment and expects to be dismissed from the litigation.




21

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended January 31, 2010, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the nine month period ended January 31, 2010.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

	33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

	33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter ended January 31, 2010.























22


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE MOVIE STUDIO, INC.

Date:  January 25, 2013

/s/ Gordon Scott Venters
Gordon Scott Venters
President, Secretary and Director





































23
EXHIBIT 33.1


CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF
THE SARBANES-OXLEY ACT OF 2002

I, Gordon Scott Venters, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of The Movie
Studio, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4.	The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange
Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our
supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the small business issuer's
disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.	The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors
(or persons performing the equivalent functions):



24
(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report
financial information; and
(b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Dated:  January 25, 2013

/s/ Gordon Scott Venters
Gordon Scott Venters
Chief Executive Officer
Chief Accounting Officer








































25
EXHIBIT 33.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of The Movie Studio, Inc. (the "Company") on Form 10-Q for the period ending January 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon Scott Venters, Chief Executive Officer and Chief Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The Report fully complies with the requirements of Section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:   /s/ Gordon Scott Venters
       Gordon Scott Venters
       Chief Executive Officer
       Chief Accounting Officer

Dated:  January 25, 2013






























26