Form 10-Q/A
period 2010-01-31
MOVIE STUDIO, INC.
filed 2013-02-01
CIK 1109067

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





Large accelerated filer
Accelerated filer

Non-accelerated filer

Smaller reporting company
Yes

                                          1

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes      No  x

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




      THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
      Consolidated Balance Sheet

                                          January 31,   October 31,
                                             2010           2009

Assets
  Current Assets
    Cash                                  $     370     $     319
                                          ---------       -------
     Total Current Assets                       370           319

Property and Equipment, net                  13,564        13,961
Acquired amortizable intangible assets        1,405         1,480
                                          ---------     ---------

Total assets                              $  15,339     $  15,760
                                          =========     =========

Liabilities and Stockholders' Equity
  Current Liabilities
    Accrued rent                          $ 382,500     $ 369,000
    Payroll taxes payable                   275,575       263,459
    Convertible notes payable               705,000       705,000
    Loans payable                           331,350       287,915
    Accrued interest                        172,143       162,093
                                          -----------   ---------
      Total current liabilities           1,863,568     1,787,467

        Total Liabilities                 1,863,568     1,787,467


Stockholder's deficiencey
 Preferred stock, series B convertible      206,000       206,000
 ($.0001 par value) 5,750,000 authorized, issued and outstanding at January 31, 2012 and October 31, 2009, respectively

 Common stock, ($.0001 par value);
  200,000,000 shares authorized,
  96,855,260 and 96,855,260 shares
  issued and outstanding January 31,
  2010 and October 31, 2009, respectively 6,599,377     6,599,377

 Accumulated deficit                     (8,653,606)   (8,577,084)
                                         -----------   -----------
   Total stockholders' deficiency        (1,848,229)   (1,771,707)
                                         -----------   -----------

   Total liabilities and stockholders'   $   15,339     $  15,760
    deficiency                           ==========    ==========


The accompanying footnotes are an integral part of these financial statements

         THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
 Consolidated Statements of operatiions

                                         Three months ended January 31,
                                             2010             2009
                                          -----------      ----------
Sales                                    $   8,985        $    7,565


Expenses:
  Selling, general and administrative       66,342            93,080
  Consulting                                     -           173,430
  Interest                                  19,166            17,713
                                          -----------      ----------
    Total expenses                          85,508           284,223
                                          -----------      ----------
Net loss before income taxes              ( 76,523)        ( 276,658)
  Income taxes                                   -                 -
                                          -----------      ----------
Net income (loss)                        $( 76,523)       $( 276,658)
                                         ============     ===========

Basic and diluted loss per share:
Weighted average number of common        $       -        $        -
  shares outstanding, basic and fully    ============     ===========
  diluted                                 96,855,260       86,750,064
                                         ============     ===========


The accompanying footnotes are an integral part of these financial statements


      THE MOVIE STUDIO, INC.
(FOORMERLY DESTINATION TELEVISION, INC.)
  Consolidated Statements of Cash Flows

                                             Three months ended
                                                 January 31,
                                             2010         2009
Cash flows from operating activities:    -----------  ----------

Net loss                                   $(76,523)  $(276,658)

Adjustment to reconcile net loss to net
cash used by operating activities:
  Depreciation                                1,553       6,575
  Grant of stock options at fair value          -        49,930
  Stock issued for services                     -       120,500

Changes in operating assets and liabilites
  Increase in payables and accrued expenses     -        72,499
  Increase in accrued rent                   13,500           -
  Increase in accrued interest               10,050           -
  Increase in payroll taxes payable           9,116           -
  Decrease in prepaid expenses                  -           925
                                           ---------   ---------
    Net cash used in operating activities  ( 42,304)   ( 26,229)

Cash flows from investing activities
  Acquisition of fixed assets              (  1,080)           -

Cash flows from financing activities              -       83,100

  Proceeds from issuance of common stock      43,435           -
  Proceeds from related party loan         ---------    --------
    Net cash provided by financing            43,435      83,100
        activities                         ---------    --------

    Net increase (decrease) in cash               51      56,871
    Cash, beginning of period                    319         518
                                           ---------    --------
    Cash, end of period                    $     370    $ 57,389
                                           =========    ========


The accompanying footnotes are an integral part of these financial statements


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