Form 10-Q
period 2010-04-30
MOVIE STUDIO, INC.
filed 2013-02-25
CIK 1109067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549


                                    FORM 10-Q




    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.


                  For the quarterly period ended April 30, 2010



      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ____________, to ____________

      Commission File Number 000-30800


                             THE MOVIE STUDIO, INC.
                (Exact Name of Registrant as Specified in Charter)





            Delaware                                  65-0494581
      (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)             Identification Number)


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).    Yes      No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):





                Large accelerated filer          Accelerated filer

                Non-accelerated filer            Smaller reporting company X


                                             1


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).    Yes       No  X

There were 131,182,473 shares of the Registrant's $0.0001 par value common stock outstanding as of February 21, 2013.









































                             The Movie Studio, Inc.

                                  Contents


Part I. Financial Information

Item 1.	Consolidated Financial Statements...........................4 - 18

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk......20

Item 4.	Controls and Procedures.........................................21

Part II. Other Information

Item 1.	Legal Proceedings...............................................22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.....22

Item 3.	Defaults Upon Senior Securities.................................22

Item 4.	Mine Safety Disclosures.........................................22

Item 5.	Other Information...............................................22

Item 6.	Exhibits........................................................22

Signatures..............................................................23








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







      THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
      Consolidated Balance Sheet

                                          April 30,    October 31,
                                             2010           2009

Assets
  Current Assets
    Cash                                  $  15,737     $     319
                                          ---------       -------
     Total Current Assets                    15,737           319

Property and Equipment, net                  12,085        13,961
Acquired amortizable intangible assets        1,330         1,480
                                          ---------     ---------

Total assets                              $  29,152     $  15,760
                                          =========     =========

Liabilities and Stockholders' Equity
  Current Liabilities
    Accrued rent                          $ 396,000     $ 369,000
    Payroll taxes payable                   281,691       263,459
    Convertible notes payable               705,000       705,000
    Loans payable                           381,535       287,915
    Accrued interest                        183,218       162,093
                                          -----------   ---------
      Total current liabilities           1,947,444     1,787,467

        Total Liabilities                 1,863,568     1,787,467


Stockholder's deficiencey
 Preferred stock, series B convertible      206,000       206,000
 ($.0001 par value) 5,750,000 authorized, issued and outstanding at October 31, 2009 and October 31, 2008, respectively

 Common stock, ($.0001 par value);
  200,000,000 shares authorized,
  102,355,260 and 96,855,260 shares
  issued and outstanding April 30,
  2010 and October 31, 2009, respectively 6,626,877     6,599,377

 Accumulated deficit                     (8,751,169)   (8,577,084)
                                         -----------   -----------
   Total stockholders' deficiency        (1,918,292)   (1,771,707)
                                         -----------   -----------

   Total liabilities and stockholders'   $   29,152     $  15,760
    deficiency                           ==========    ==========




The accompanying footnotes are an integral part of these financial statements

         THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
 Consolidated Statements of operatiions

                         Three months ended April 30, Six month ended April 30,
                                2010         2009         2010        2009
                           -----------   -----------  ----------  -----------
Sales                        $   9,765    $  4,859     $ 18,750   $  12,424


Expenses:
  Selling, general and
    administrative expenses     82,686     118,987      149,028     212,067
  Consulting                     4,450         200        4,450     173,430
  Interest                      20,191      17,891       39,357      35,604
                            -----------  ----------   ----------  -----------
    Total expenses             107,327     137,078      192,835     421,101
                            -----------  ----------
Net loss before income taxes  ( 97,562)  ( 132,219)    (174,085)   (408,677)
  Income taxes                      -           -            -           -
                            -----------  ----------   ----------  -----------
Net income (loss)            $( 97,562) $( 132,219)   $(174,085)  $(408,677)
                           ============ ===========   ==========  ==========

Basic and diluted loss
per share:                   $      -   $       -     $      -    $      -
Weighted average           ============ ===========   ==========  ==========
numberof common
shares outstanding,
basic and fully
  diluted                    99,849,643  93,358,760   101,123,215 90,054,412
                           ============ ===========   =========== ==========


The accompanying footnotes are an integral part of these financial statements








     THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
  Consolidated Statements of Cash Flows

                                             Six months ended
                                                 January 31,
                                             2010         2009
Cash flows from operating activities:    -----------  ----------

Net loss                                  $(174,085)  $(408,877)

Adjustment to reconcile net loss to net
cash used by operating activities:
  Depreciation                                3,106      13,150
  Grant of stock options at fair value          -        49,930
  Stock issued for services                     -       120,500

Changes in operating assets and liabilites
  Increase in payables and accrued expenses     -       151,318
  Increase in accrued rent                   13,500           -
  Increase in accrued interest               10,050           -
  Increase in payroll taxes payable           9,116           -
  Decrease in prepaid expenses                  -         1,300
                                           ---------   ---------
    Net cash used in operating activities  (104,622)   ( 72,679)

Cash flows from investing activities
  Acquisition of fixed assets              (  1,080)   (  1,436)

Cash flows from financing activities              -

  Proceeds from issuance of common stock      27,500      83,100
  Proceeds from related party loan            93,260          -
    Net cash provided by financing         ---------    --------
        activities                           121,120      83,100


    Net increase (decrease) in cash           15,418       8,985
    Cash, beginning of period                    319         518
                                           ---------    --------
    Cash, end of period                    $  15,737    $  9,503
                                           =========    ========


The accompanying footnotes are an integral part of these financial statements


THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010


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

Long-Lived Assets

In accordance with Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") Topic 360 "Property, Plant, and Equipment," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. There were no impairment charges during the periods ended April 30, 2010 and October 31, 2009.






THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 2. Summary of significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at April 30, 2010 and October 31, 2009.

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions. Generally the Company is no longer subject to income tax examinations by major taxing authorities for years before 2005. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholders equity as of January 1, 2009. Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company's financial statements upon adoption. However, management's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

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



                                         9
THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 2. Summary of significant Accounting Policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 "Stock Compensation" which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.
It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. No employee stock options or stock awards vested during 2009 or 2008 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty's performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $-0- and $120,500 during the six months ended April 30, 2010 and 2009, respectively, related to consulting services.

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




THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 2. Summary of significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

In April 2010, the FASB issued ASU No. 2010-13, "Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades," which addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. ASU No. 2010-13 is effective for interim and annual periods beginning on or after December 15, 2010 and is not expected to have amaterial impact on the Company's consolidated financial position or results of operations. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company's financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06,"Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The Company adopted the pronouncement on January 1, 2011 resulting in no impact to the Company's financial statement.

The Company has adopted all accounting pronouncements issued since December 31, 2007 through January 30, 2013, none of which had a material impact on the Company's financial statements.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260,"Earnings Per Share." Basic loss per common share is computed by dividing netloss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.






THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 3. Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that Destination Television, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations.

Several conditions cast doubt about the Company's ability to continue as a going concern. The Company has an accumulated deficit of approximately
$8.7 million as of April 30, 2010, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company's future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal shareholderhas committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Note 4. Acquired Amortizable Intangible Assets

As of October 31, 2006, the Company invested $3,280 in establishing trademarks associated with its Bar TV concept. The Company amortizes the costs of these intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are also tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required. Expected annual amortization expense related to amortizable intangible assets is,as follows:



                                 As of October 31,

                       2010                        $   300
                       2011                            300
                       2012                            300
                       2012                            300
                       Thereafter                      280
                       Total expected annual      ---------
                       amortization expense        $ 1,480
                                                  =========








THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 5. Income Taxes

The Company has approximately $11.1 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2029. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carryforwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is, as follows:


                                       April 30,       October 31,
 	 	                         2010             2009
 	 	 	 	     ------------     ------------
Deferred tax asset:
Net operating loss carry-forward       $4,250,407       $4,177,000
Other Temporary differences                    -
Deferred tax asset	 	 	    1,800           10,500
 	 	 	 	      ------------    ------------
Less: Valuation allowance	       (4,252,207)      (4,187,500)
Net deferred tax asset                $       -       $         -
                                     =============    =============




 	 	                         April 30      October 31
	 	                            2012	  2009
 	 	 	 	       ------------   ------------
Statutory federal income tax expense          (34)%         (34)%
State and local income tax
(net of federal benefits)                     ( 5)          ( 5)
Other temporary differences
Valuation allowance                            39            39
                                       ------------   ------------
                                                -%            -%
                                       ============   ============




Note 6. Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $27,000 and $27,000 for each of the three months ended April 30, 2010 and 2009, respectively.








THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 6. Commitments (continued)

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of April 30, 2010, Mr. Venters was owed $334,427 for accrued unpaid salary. As of October 31, 2009, Mr. Venters was owed $248,557 for accrued unpaid salary.

Note 7. Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes. As of July 31, 2009,the total of payroll taxes payable, including estimated interest and penalties, was $261,710. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination which also was rejected in June 2009. The Company plans to submit a revised Offer in Compromise. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008 and 2009 have been paid as required.

Note 8. Notes Payable

Convertible Notes Payable - Dr. Terry

As of April 30, 2010, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

The convertible notes have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Loans Payable - Dr. Terry

On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. Loans payable to Dr. Terry totaled $205,000 as of April 30, 2010.





THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 9. Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During three months ended April 30, 2010, the Company issued 5,500,000 shares of common stock for $27,500. During fiscal year 2009, the Company issued to accredited investors a total of 5,950,000 shares of common stock for $103,100, of which 2,950,000 shares were issued at $0.018 per share, 1,000,000 shares were issued at $0.015 and 2,000,000 shares were issued at $0.01 per share.
None of the above shares have been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Stock Issued for Services

During period ended April 30, 2010, the Company did not issue any shares of common stock.

In fiscal year 2009, the Company issued a total of 15,246,500 shares of common stock as payment for services of which 2,500,000 shares were pursuant to a consulting agreement described below; 200,000 and 150,000 to two separate consultants and 50,000 shares for fees to a director.

On February 20, 2008, the Company entered into a 12-month business consulting agreement with a consultant and, in connection with that agreement, issued, as compensation, 2,500,000 shares of common stock, which were registered pursuant to Form S-8 under the Securities Act of 1933, as amended and stock options.
The shares were valued at $30,000,or $0.012 per share, which was representative of the approximate market value at the date of issuance. On May 30, 2008, the Company was notified by the consultant that effective June 29, 2008, he was terminating the agreement. The Company has demanded return of the 2,500,000 shares it issued as a consulting fee. The options, which expired on June 29, 2008, are described below in Note 10 - Common Stock Options.

In February 2008, the Company also issued 200,000 shares for consulting services,which were valued at $3,580, or approximately $0.018 per share, and in September 2008, the Company issued 150,000 shares for consulting services, valued at $765,or $0.0051 per share. In October 2008, a director of the Company (Mr. Nugent) was granted, as a director'sfee, 50,000 shares, which were valued at $105, or $.0021 per shares. The shares, which were issued for services, and valued at the approximate market price at the date of issuance have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.






THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 9. Stockholders' Deficiency  (continued)

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of April 30, 2010 there were 5,750,000 shares of Series B Preferred Stock outstanding and on October 31, 2009 there were 5,750,000 shares outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock.

Note 10. Common Stock Options

On February 20, 2008, the Company granted options, pursuant to a consulting agreement, to purchase 8,000,000 shares of common stock. The options had an initial expiration date of February 20, 2009 and give the right to the grantee to purchase shares of common stock at exercise prices of $0.05 to $0.10, or an average of $0.075 per share. The number of shares of common stock to be received by the grantee was limited so that he would not beneficially own more than 10% of the then outstanding shares of common stock. At the date of grant, the options were deemed to have a fair value of $36,020, pursuant to the Black-Scholes valuation model which amount has been reflected as additional Consulting Expense in the Consolidated Statements of Operations for the 2008 fiscal year. The following table summarizes the key assumptions used in determining the fair value of options granted during the year ended October 31, 2009.

The following table summarizes the option activity during the fiscal periods ended April 30, 2010 and October 31, 2009.

                       Table of Key Assumptions
              Interest   Dividend    Expected    Expected
                Rate       Yield    Volatility     Life
              --------- ---------- -----------  ----------
                5.0%        0.0%      200.0%      12 mos.




                                          Weighted Average
                                         ------------------
                                          Exercise    Fair
                              Shares      Price       Value
                           ------------  ---------  --------
Balance October 31, 2008            -     $    -    $     -
Granted during 2009          8,000,000       .075     49,930
Exercise during 2009                           -          -
Lapsed during 2009          (8,000,000)        -          -
                           ------------  ---------  --------
Balance October 31, 2009            -          -          -
Granted during 2010                 -          -          -
Exercised during 2010                          -          -
Lapsed during 2010                  -          -          -
                           ------------  ---------  --------
Balance April 30, 2010              -     $    -    $     -
                           ============  =========  ========








THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 10. Common Stock Options (continued)

No options or warrants were outstanding at April 30, 2010 and October 31, 2009.

Note 11. Litigation

As of April 30, 2010, the Company was not a party to any existing or threatened litigation.

Note 12. Related Party Transactions

Dr. Harold Terry

On December 21, 2007, the Company issued a one-year 8%, $100,000 secured convertible note to Dr. Harold Terry, a major shareholder of the Company's common stock for $100,000 cash. The note is convertible into common stock at $0.05 pershare and is collateralized by all of the Company's assets, both tangible and intangible, and is restricted as to transferability. The proceeds of the note were used for working capital. As of October 31, 2008, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of these convertible notes payable, $300,000 are secured by all of the assets of the Company and $200,000 of the notes are unsecured. On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. In fiscal year 2007, Dr. Terry made $125,000 of unsecured loans to the Company. As of October 31, 2008, the total of unsecured loans payable to Dr. Terry totaled $205,000. The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. As of April 30, 2010 and October 31, 2009, the Company owed Dr. Terry for accrued interest $183,218 and $162,093, respectively; and for accrued rent $396,000 and $369,000,respectively. These amounts are included in the accompanying consolidated balance sheets as accrued interest related party accounts and accrued expenses payable, respectively.

Gordon Scott Venters

Effective November 2007, Gordon Scott Venters, entered into a three-year employment agreement with the Company, which is described above in Note 5-Commitments-Employment Agreements. In November 2007, Mr. Venters, acquired from the Company 2,000,000 shares of its Series B Preferred Stock as payment of $56,000 of accrued unpaid salary. The shares were valued at $56,000, or $0.028 per share, which represented the approximate value, at the date of issuance, of the common stock into which the Series B Preferred Stock may be converted. Also, in September and October 2008, Mr. Venters, acquired a total 15,000,000 shares of common stock from the Company at an average price of approximately $0.0051 as payment for accrued but unpaid salary of $76,000. The shares of Series B Preferred Stock and the common shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.




THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010

Note 12. Related Party Transactions (continued)

Gordon Scott Venters (continued)

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan and Mr. Venters acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, in exchange for the $25,000 loan and the balance of $1,000 was applied to accrued unpaid salary. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of April 30, 2010, Mr. Venters was owed $334,247 for accrued unpaid salary. October 31, 2009, Mr. Venters was owed $248,557.

Note 13. Supplemental Cash Flow Information

Selected non-cash investing and financing activities are summarized, as follows:













Note 14. Subsequent Events

At March 31, 2011, the Company owed Dr. K. Terry, a related party shareholder,a total of $1,353,420, which represented $436,500 for accrued rent, $705,000 for convertible notes, and $211,920 for accrued interest against the convertible notes. On April 1, 2011, the total due Dr. Terry of $1,353,420 was purchased by Ventures Capital Partners, LLC, another related party, which provided Dr.Terryan equity interest in Ventures Capital Partners, LLC.

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

Results of Operation

Revenue

Revenue increased from $4,859 to $9,765 for the three months ended April 30, 2010 compared to the same period in 2009. The $4,906 increase in revenue is primarily attributable to the increase in subscription revenue.


Expenses

For the three months period ended April 30, 2010 and 2009, the Company reported
$4,450 and $200 for consulting expenses.   The increase is attributable to the
use of outside consultants.

Selling, general and administrative expenses decreased $36,301 from $118,987 to $82,686 for the three months ended April 30, 2010, as compared to the same period in 2009. These decreases were primarily due to the Company's decreasing payroll costs.

Other

For the three months ended April 30, 2010 and 2009, the Company reported interest expense of $20,191 and $17,891, respectively, an increase of $2,300(12.9%).

Revenue

Revenue increased from $12,424 to $18,750 for the six months ended April 30, 2010 compared to the same period in 2009. The $6,326 increase in revenue is primarily attributable to the increase in subscription revenue.

Expenses

For the six months period ended April 30, 2010 and 2009, the Company reported
$4,450 and $173,630 for consulting expenses.   The decrease is attributable to
the discontinued use of outside consultants.

Selling, general and administrative expenses decreased $63,039 from $212,067 to $149,028 for the six months ended April 30, 2010, as compared to the same period in 2009. These decreases were primarily due to the Company's decreasing payroll costs.

Other

For the six months ended April 30, 2010 and 2009, the Company reported interest expense of $39,357 and $35,604, respectively, an increase of $3,753(10.5%).

Liquidity and Capital Resources

As of April 30, 2010 the Company had assets of $29,152 as against total liabilities of $1,947,444. The Company has an accumulated deficit of approximately $8,751,169 as of April 30, 2010, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company's future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Management assessed the effectiveness of the Company's Internal Control over financial reporting as of April 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of April 30, 2010 our internal control over financial reporting was not effective.


Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded,processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management,including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of April 30, 2010, our disclosure controls and procedures were not effective.



(b) Changes in internal controls.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended April 30, 2010, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.  Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

The Company does not have any other material information to report with respect to the three month period ended April 30, 2010.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

	33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter ended April 30, 2010.





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused thisreport to be signed on its behalf by the undersigned, thereunto duly authorized.


THE MOVIE STUDIO, INC.

Date:  February 21, 2013

/s/ Gordon Scott Venters
Gordon Scott Venters
President, Secretary and Director






























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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries,is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal controlover financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):



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


Dated:  February 21, 2013

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

Dated:  February 21, 2013