Form 10-Q
period 2010-04-30
MOVIE STUDIO, INC.
filed 2013-02-25
CIK 1109067

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

                        Three months ended April 30, Six months ended April 30,
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
                           ============ ===========   =========== ==========


The accompanying footnotes are an integral part of these financial statements








     THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
  Consolidated Statements of Cash Flows

                                             Six months ended
                                                 April 30,
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