Form 10-Q
period 2010-07-31
MOVIE STUDIO, INC.
filed 2013-02-25
CIK 1109067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549


                                    FORM 10-Q




    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.


                  For the quarterly period ended July 31, 2010



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







      THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
      Consolidated Balance Sheet

                                           July 31,    October 31,
                                             2010           2009

Assets
  Current Assets
    Cash                                  $   1,347     $     319
                                          ---------       -------
     Total Current Assets                     1,347           319

Property and Equipment, net                  10,607        13,961
Acquired amortizable intangible assets        1,255         1,480
                                          ---------     ---------

Total assets                              $  13,209     $  15,760
                                          =========     =========

Liabilities and Stockholders' Equity
  Current Liabilities
    Accrued rent                          $ 409,500     $ 369,000
    Payroll taxes payable                   290,807       263,459
    Convertible notes payable               705,000       705,000
    Loans payable                           419,270       287,915
    Accrued interest                        194,293       162,093
                                          -----------   ---------
      Total current liabilities           2,018,870     1,787,467

        Total Liabilities                 2,018,870     1,787,467


Stockholder's deficiencey
 Preferred stock, series B convertible      206,000       206,000
 ($.0001 par value) 5,750,000 authorized, issued and outstanding at July 31, 2010 and October 31, 2009, respectively

 Common stock, ($.0001 par value);
  200,000,000 shares authorized,
  102,355,260 and 96,855,260 shares
  issued and outstanding July 31,
  2010 and October 31, 2009, respectively 6,626,877     6,599,377

 Accumulated deficit                     (8,838,538)   (8,577,084)
                                         -----------   -----------
   Total stockholders' deficiency        (2,005,661)   (1,771,707)
                                         -----------   -----------

   Total liabilities and stockholders'   $   13,209     $  15,760
    deficiency                           ==========    ==========



The accompanying footnotes are an integral part of these financial statements

         THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
 Consolidated Statements of operatiions






                        Three months ended July 31, Nine months ended July 31
                                2010         2009         2010        2009
                           -----------   -----------  ----------  -----------
Sales                        $   7,363    $ 10,516     $ 26,114   $  22,940


Expenses:
  Selling, general and
    administrative expenses     74,292     105,345      223,320     317,412
  Consulting                       250           -        4,700     173,630
  Interest                      20,191      17,548       59,548      53,152
                            -----------  ----------   ----------  -----------
    Total expenses              97,733     122,893      287,568     544,194
                            -----------  ----------
Net loss before income taxes  ( 87,370)  ( 112,377)    (261,454)   (521,254)
  Income taxes                      -           -            -           -
                            -----------  ----------   ----------  -----------
Net income (loss)            $( 87,370) $( 112,377)   $(261,454)  $(521,254)
                           ============ ===========   ==========  ==========

Basic and diluted loss
per share:                   $      -   $       -     $      -    $      -
Weighted average           ============ ===========   ==========  ==========
numberof common
shares outstanding,
basic and fully
  diluted                   102,355,260 100,266,369    98,971,698 93,315,282
                           ============ ===========   =========== ==========



The accompanying footnotes are an integral part of these financial statements



     THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
  Consolidated Statements of Cash Flows

                                            Nine months ended
                                                 July 31,
                                             2010         2009
Cash flows from operating activities:    -----------  ----------

Net loss                                  $(261,454)  $(521,254)

Adjustment to reconcile net loss to net
cash used by operating activities:
  Depreciation                                4,659      19,725
  Grant of stock options at fair value          -        49,930
  Stock issued for services                     -       120,500

Changes in operating assets and liabilites
  Increase in payables and accrued expenses     -       231,149
  Increase in accrued rent                   40,500           -
  Increase in accrued interest               32,200           -
  Increase in payroll taxes payable          27,348           -
  Decrease in prepaid expenses                  -         1,600
                                           ---------   ---------
    Net cash used in operating activities  (156,747)    (98,350)
Cash flows from investing activities
  Acquisition of fixed assets              (  1,080)    ( 5,092)

Cash flows from financing activities              -

  Proceeds from issuance of common stock      27,500     103,100
  Proceeds from related party loan           131,355          -
    Net cash provided by financing         ---------    --------
        activities                           158,855     103,100


    Net increase (decrease) in cash            1,028       (340)
    Cash, beginning of period                    319        518
                                           ---------    --------
    Cash, end of period                    $   1,347    $   178
                                           =========    ========




The accompanying footnotes are an integral part of these financial statements


THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010


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

Long-Lived Assets

In accordance with Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") Topic 360 "Property, Plant, and Equipment," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. There were no impairment charges during the periods ended July 31, 2010 and 2009.






THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010

Note 2. Summary of significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at July 31, 2010 and October 31, 2009.

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



                                         9
THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010

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

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty's performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $-0- and $170,430 during the nine months ended July 31, 2010 and 2009, respectively, related to consulting services.

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




THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010

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






THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010

Note 3. Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that Destination Television, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations.

Several conditions cast doubt about the Company's ability to continue as a going concern. The Company has an accumulated deficit of approximately
$8.8 million as of July 31, 2010, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company's future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal shareholderhas committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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
                                                  =========








THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010

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

A summary of the deferred tax asset presented on the accompanying balance sheets is, as follows:

                                       July 31         October 31
                                         2010             2009
                                     ------------     ------------
Deferred tax asset:
Net operating loss carry-forward       $4,405,757       $4,177,000
Other Temporary differences                 1,800            1,800
                                     ------------     ------------
Deferred Tax asset                      4,407,557        4,334,150
Less: Valuation allowance              (4,407,557)      (4,334,150)
                                     ------------     ------------

Net deferred tax asset                 $       -        $       -
                                     ============     ============


                                         July 31         October 31
                                           2010             2009
                                       ------------     ------------

Statutory federal income tax expense          (34)%         (34)%
State and local income tax
(net of federal benefits)                     ( 5)          ( 5)
Other temporary differences
Valuation allowance                            39            39
                                       ------------   ------------
                                                -%            -%
                                       ============   ============




Note 6. Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $40,500 and $40,500 for each of the three months ended July 31, 2010 and 2009, respectively.








THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010

Note 6. Commitments (continued)

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of Julyu 31, 2010, Mr. Venters was owed $372,162 for accrued unpaid salary. As of October 31, 2009, Mr. Venters was owed $248,557 for accrued unpaid salary.

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

Note 8. Notes Payable

Convertible Notes Payable - Dr. Terry

As of July 31, 2010, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

The convertible notes have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Loans Payable - Dr. Terry

On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. Loans payable to Dr. Terry totaled $205,000 as of July 31, 2010.





THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010

Note 9. Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During nine months ended July 30, 2010, the Company issued 5,500,000 shares of common stock for $27,500. During fiscal year 2009, the Company issued to accredited investors a total of 5,950,000 shares of common stock for $103,100, of which 2,950,000 shares were issued at $0.018 per share, 1,000,000 shares were issued at $0.015 and 2,000,000 shares were issued at $0.01 per share.
None of the above shares have been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Stock Issued for Services

During period ended July 31, 2010, the Company did not issue any shares of common stock.

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






THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010

Note 9. Stockholders' Deficiency  (continued)

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of July 31, 2010 there were 5,750,000 shares of Series B Preferred Stock outstanding and on October 31, 2009 there were 5,750,000 shares outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock.

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

The following table summarizes the option activity during the fiscal periods ended October 31, 2009.

                       Table of Key Assumptions
              Interest   Dividend    Expected    Expected
                Rate       Yield    Volatility     Life
              --------- ---------- -----------  ----------
                5.0%        0.0%      200.0%      12 mos.




                                          Weighted Average
                                         ------------------
                                          Exercise    Fair
                              Shares      Price       Value
                           ------------  ---------  --------
Balance October 31, 2008            -     $    -    $     -
Granted during 2009          8,000,000       .075     49,930
Exercise during 2009                           -          -
Lapsed during 2009          (8,000,000)        -          -
                           ------------  ---------  --------
Balance October 31, 2009            -          -          -
Granted during 2010                 -          -          -
Exercised during 2010                          -          -
Lapsed during 2010                  -          -          -
                           ------------  ---------  --------
Balance July 31, 2010              -     $    -    $     -
                           ============  =========  ========








THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010

Note 10. Common Stock Options (continued)

No options or warrants were outstanding at July 31, 2010 and October 31, 2009.

Note 11. Litigation

As of July 31, 2010, the Company was not a party to any existing or threatened litigation.

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

The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. As of July 31, 2010 and October 31, 2009, the Company owed Dr. Terry for accrued interest $194,293 and $162,093, respectively;
and for accrued rent $405,000 and $369,000,respectively. These amounts are included in the accompanying consolidated balance sheets as accrued interest related party accounts and accrued expenses payable, respectively.

Gordon Scott Venters

Effective November 2007, Gordon Scott Venters, entered into a three-year employment agreement with the Company, which is described above in Note 5-Commitments-Employment Agreements.

In November 2007, Mr. Venters, acquired from the Company 2,000,000 shares of its Series B Preferred Stock as payment of $56,000 of accrued unpaid salary. The shares were valued at $56,000, or$0.028 per share, which represented the approximate value, at the date of issuance, of the common stock into which the Series B Preferred Stock may be converted. Also, in September and October 2008, Mr. Venters, acquired a total 15,000,000 shares of common stock from the Company at an average price of approximately $0.0051 as payment for accrued but unpaid salary of $76,000. The shares of Series B Preferred Stock and the common shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.




THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010

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

Note 13. Supplemental Cash Flow Information

Selected non-cash investing and financing activities are summarized, as follows:

                                                2010          2009
                                            -----------  -----------
Stocks issued for services                  $        -     $120,500
Stocks issued for payment of loans payable           -            -
Options issued for services                          -       49,930





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

Results of Operation

Revenue

Revenue increased from $10,516 to $7,363 for the nine months ended July 31, 2010 compared to the same period in 2009. The $3,153 decrease in revenue is primarily attributable to the decrease in subscription revenue.


Expenses

For the three months period ended July 31, 2010 and 2009, the Company reported
$250 and $-0- for consulting expenses.   The increase is attributable to the
use of outside consultants.

Selling, general and administrative expenses decreased $34,053 from $105,345 to $74,292 for the nine months ended July 31, 2010, as compared to the same period in 2009. These decreases were primarily due to the Company's decreasing payroll costs.

Other

For the three months ended July 31, 2010 and 2009, the Company reported interest expense of $20,191 and $17,548, respectively, an increase of $2,643(15.1%).

Revenue

Revenue increased from $22,841 to $26,113 for the nine months ended July 31, 2010 compared to the same period in 2009. The $3,272 increase in revenue is primarily attributable to the increase in subscription revenue.

Expenses

For the nine months period ended July 31, 2010 and 2009, the Company reported
$4,700 and $173,630 for consulting expenses.   The decrease is attributable to
the discontinued use of outside consultants.

Selling, general and administrative expenses decreased $94,092 from $223,320 to $149,028 for the nine months ended July 31, 2010, as compared to the same period in 2009. These decreases were primarily due to the Company's decreasing payroll costs.

Other

For the nine months ended July 31, 2010 and 2009, the Company reported interest expense of $59,548 and $53,152, respectively, an increase of $6,396(12.0%).

Liquidity and Capital Resources

As of July 31, 2010 the Company had assets of $13,209 as against total liabilities of $2,018,870. The Company has an accumulated deficit of approximately $8,838,538 as of July 31, 2010, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company's future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Management assessed the effectiveness of the Company's Internal Control over financial reporting as of July 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of July 31, 2010 our internal control over financial reporting was not effective.


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

Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of July 31, 2010, our disclosure controls and procedures were not effective.



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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended July 31, 2010, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.  Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

The Company does not have any other material information to report with respect to the nine month period ended July 31, 2010.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

	33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter ended July 31, 2010.





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