Form 10-K
period 2010-10-31
MOVIE STUDIO, INC.
filed 2013-03-12
CIK 1109067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

    For the fiscal year ended October 31, 2010


                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934


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

                                (954) 765-6218

                          (Issuer's facsimile number)


       (Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
   Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files). Yes____   No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer____		 Accelerated filer ____
Non-accelerated filer  ____		 Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 26, 2012 was: $678,013.

Number of shares of our common stock outstanding as of February 28, 2013 is:
131,182,473

Documents incorporated by reference:  None











































          THE MOVIE STUDIO, INC. F/K/A DESTINATION TELEVISION, INC.

                            TABLE OF CONTENTS


	 	                                                      Page
 	                          PART I


ITEM 1. DESCRIPTION OF BUSINESS......................................... 4
ITEM 1A.RISK FACTORS ....................................................4
ITEM 1B.UNRESOLVED STAFF COMMENTS...................................... 12
ITEM 2. PROPERTIES......................................................12
ITEM 3. LEGAL PROCEEDINGS...............................................12

ITEM 4. (REMOVED AND RESERVED)..........................................13
 	                         PART II


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
        PURCHASES OF EQUITY SECURITIES..................................13
ITEM 6. SELECTED FINANCIAL DATA.........................................13
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...........................................13
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......17
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS.............................. F-1
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE ...........................................18
ITEM 9A.CONTROLS AND PROCEDURES ........................................18
ITEM 9B.OTHER INFORMATION...............................................18
 	                         PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............19
ITEM 11.EXECUTIVE COMPENSATION .........................................19
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        AND RELATED STOCKHOLDER MATTERS.................................20
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
        INDEPENDENCE....................................................21
ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES .........................21

                                  PART IV


ITEM 15.EXHIBITS........................................................22








PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

The Movie Studio is a publicly traded vertically integrated motion picture production company that develops, manufactures and distributes independent motion picture content for worldwide consumption on a multitude of devices.

Destination Television, Inc. ("DESTINATION TELEVISION" or "DSTV") is a broadcast media company that used its custom content and entertainment-based programming along with its proprietary technology to influence the purchasing decisions of millions of active consumers in targeted "away-from-home" leisure destinations.

Destination Television, Inc. and their wholly owned subsidiary Destination Television, Inc. core broadcast was Bar TV, Gym TV and Hotel TV and were designed, implemented and focused on leisure destinations with entertaining and informative audio and video content increasing the duration and frequency of consumer visits and duration of stay, generating incremental revenue and promoting the sale of specific products. Destination Television enabled advertisers and leisure/retailers to effectively and efficiently reach active consumers at the point of sale (POS) where most purchase decisions are made. In addition to influencing consumer behavior, Destination Television's programming was proven to be successful in generating brand awareness and could create additional sales lift. Destination Television's business motto was "Leisure Destinations driving traffic to Retail Locations."

Over the years, Destination Television surveyed the media landscape, combining the best aspects of each medium into the DSTV's business model, simultaneously applying it to a very unique physical space. In 2008, when the US. Advertising industry consolidated and also the digital signage space as well because it was without any quantifiable measurement platform for advertisers, Destination Television began the re-organization of its business model. In 2009, The Companybegan the first steps in transitioning its core business operations into a newmedia platform that involved elements of its original media business model into its new business "The Movie Studio" and in 2010 the Company begun physical implementation of transitioning the platform. The new "The Movie Studio" platform consists of 3 verticals that operate synergistically with each other. The first,"Strategic Partner"is where the company engages substantial asset partners into the vertical integration of the business whereas they can engage their Companiesbrand, product or service into "The Movie Studio" that can provide them different opportunities associated with the movie business and where each relationship is crafted in the best interest of the client's needs or objectives. The second vertical is where "Locations Pay Us" for filming a scene of our movie at their location whereas utilizing the excitement of a motion picture production at the location, can drive traffic to their "Point of Sale"
(POS). In addition, the company utilizes it's "Win a part in a movie contest" at the location and providing "digital plates"to the Location that the location can utilize the "Key Art" shot of the location as base artwork for web, print or television at no additional cost in perpetuity. Locations have provided correspondence that on the night of the event has seen double digit increase in their margins directly at Point of Sale (POS). The third vertical is "Product Placement." The motion picture product placement industry is a two billion dollar industry and companies utilize this platform to create worldwide brand awareness for their brand, product or service with the average movie impact of fifteen (15) years, (in five year distribution cycles). In addition, the Company provides us product that we utilize at Movie events for PPG (on premise promotional giveaways) gaining additional branding exposure in direct interaction with the brands exact demographic.

The value proposition for investors in the bi-product of manufacturing of a Major Motion Picture Asset(s) that reduces Capital expenses (CAP X) by utilizing these vertical in the manufacturing of the intellectual property (movie) asset. The completed movie then employs a significant expense to revenue proposition by utilizing these metrics and licenses the motion picture asset to seventy (70) countries around the world (foreign market) as well as domestically in traditional media outlet channels, movie theaters, television, DVD, pay cable, Video on Demand (VOD) mobile etc. In addition the motion picture integrates a soundtrack that creates an additional revenue stream for investors. The Company has proven the business model on all three verticals prior to opening up
The Movie Studio" a 7200 Sq. Ft. state of the art production studio in downtown Ft. Lauderdale, complete with 24X36 Green Screen, Infinity Wall, Edit Suites, complete motion picture manufacturing lighting and equipment, cameras make-up station, talent division and in-house marketing. The Movie Studio has manufactured its first feature film production for Ventures Capital Partners, LLC. titled "Exposure"starring Corey Feldman and is currently in pre-production of the sequel "Double Exposure." In addition,"The Movie Studio" can generate additional revenue streams from studio rentals and music video production.
The Company

is currently fully operational and implementing its business model to scale the Companies operations in 2013 and beyond. The Company intends to change its name of operations from Destination Television, Inc. to The Movie Studio Inc. and apply for a new stock symbol, requesting: (MOVI).

INDUSTRY BACKGROUND

Film Studio:

The Movie Studio, Inc. is an Entertainment or Motion Picture Company that has its own privately owned studio facility that is used to make films, which is handled by the production company. The majority of companies in the entertainment industry have never owned their own studios, but have rented space from other companies. There are also independently owned studio facilities, who have never produced a motion picture of their own because they are not entertainment companies or motion picture companies, they are companies who sell only studio space.

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

PRINCIPAL PRODUCTS AND THEIR MARKETS

The Movie Studio, Inc. (OTC: SYMBOL: DSTV Requested: MOVI)

Due to the proliferation of new mobile media platforms in society, The Movie Studio intends to enter into the personalized content & media space utilized by consumers via Laptops, Tablets, Smartphone's and new out-of home devices as they are developed.

The Movie Studio intends to manufacture independent content that fits the marketplace void including indie movies with relevant movie stars and indie soundtracks with substantial fan bases that we can reach their demographic on-line and sell digital downloads direct to consumers with a minimum barrier to entry and minimum capital expenditures compared to traditional marketing forms of content delivery. In addition to traditional marketing platforms that we intend to sell and leverage as well, The Movie Studio intends to sell its content and where it's available on all devices, mobile, I-Pad etc. for the personal user with the personal playlist of unique and indie content relevant to their interests applicable for the individual and their consumption.

The Movie Studio is implementing its new proven vertically integrated revenue model of a). Strategic Partners in Motion Pictures b). Locations Pay a fee for placement in the movie and can monetize our platform at their point of sale
(POS). In addition the Company provides Locations "Digital Plates" "Green Screen" application for use in movies, commercials, for the location, web-applications and print that can significantly monetize the location while 360 degree media "Branding" the location and can be applicator for the location in a variety of ways:

Promotional Media

Promotional media is a broad marketing term that describes methods used to promote goods and or services. Promotional media can be broken into several categories or channels, including:

Print Media - is all the media we use in hard copy format such as

*	Business cards
*	Brochures
*	Posters
*	Promotional Literature
*	Banners

Digital Media - this includes the internet

*	Video Promotion
*	Websites
*	Social Media
*	Digital Signage
*	Digital Tags
*	Smartphone Apps
*	Radio / TV

Promotional Gifts - often used to stay top-of-mind with customers

*	Pens
*	Caps
*	T-shirts
*	Mugs
*	Bags
*	Banners

c). Product Placement pays a fee for placement into the movie and "branding as well as "On Premise Promotional Giveaways" (PPG). In addition Product Placement receives "Digital Plates" that receive the same benefits as referenced above for Locations.

d). The Movie Studio has established significant motion picture distribution arrangements for worldwide distribution at the American Film Market as of November2011 to provide investors an exit strategy on both movie partnership investment units as well as The Movie Studio shareholders. As of May 1, 2012 we have entered into an Exclusive Worldwide Distribution Agreement with Cinema Arts Entertainment with Minimum Guarantees ("MG"s) that for the first 10 markets total a minimum of $520,000.00.

e). The completed movie then employs a significant expense to revenue proposition by utilizing these metrics and licenses the motion picture asset to seventy (70) countries around the world (foreign market) as well as domestically in traditionalmedia outlet channels, movie theaters, television, DVD, pay cable, Video on Demand (VOD) mobile etc. In addition the motion picture integrates a soundtrack that creates an additional revenue stream for investors.






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

A limited distributor may deal only with particular products, such as DVDs or Blu-ray, or may act in a particularcountry or market. Theatrical distribution:
If a distributor is working with a theatrical exhibitor, the distributor secures a written contract stipulating the amount of the gross ticket sales to be paid to the distributor by the exhibitor (usually a percentage of the gross) after first deducting a "floor," which is called a "house allowance" (also known as the "nut"), collects the amount due, audits the exhibitor's ticket sales as necessary to ensure the gross reported by the exhibitor is accurate, secures the distributor's share of these proceeds, and transmits the remainder to the production company or to any other intermediary, such as a film release agent.

The distributor must also ensure that enough film prints are struck to service all contracted exhibitors on the contract-based opening day, ensure their physical delivery to the theater by the opening day, monitor exhibitors to make sure the film is in fact shown in the particular theatre with the minimum number of seats and show times, and ensure the prints' return to the distributor's office or other storage resource also on the contract-based return date. In practical terms, this includes the physical production of film prints and their shipping around the world (a process that is beginning to be replaced bydigital distribution) as well as the creation of posters, newspaper and magazine advertisements, television commercials, trailers, and other types of ads.
The distributor is also responsible for ensuring a full line of advertising material is available on each film which it believes will help the exhibitor attract the largest possible audience, create such advertising if it is not provided by the production company, and arrange for the physical delivery of the advertising items selected by the exhibitor at intervals prior to the opening day. If the distributor is handling an imported or foreign film, it may also be responsible for securing dubbing or subtitling for the film, and secur-ing censorship or other legal or organizational "approval" for the exhibition of the film in the country/territory in which it does business, prior to approaching the exhibitors for booking. Depending on which studio that is distributing the film, the studio will either have offices around the world, by themselves or partnered with another studio, to distribute films in other countries. If a studio decides to partner with a native distributor, upon release both names will appear. The foreign distributor may license the film for a certain amount of time, but the studio will retain the copyright of the film. Early distribution windows:

Although there are numerous distribution techniques today, previous to the multi-channel transition, studios and networks did not experiment with different distribution processes. Studios believed that the new distribution methods would cause their old methods of revenue to be destroyed. Within time, the development of new distribution did prove to be beneficial. The studios revenue was gained from myriad distribution windows. These windows created many opportunities in the industry and allowed networks to make a profit and eliminate failure. These new distribution methods benefited audiences that were normally too small to reach and expanded the content of television. With the new age of technology, networks accepted the fact that it was a consumer demand industry and accepted the new models of distribution. Non-theatrical distribution: This term, used mainly in the British film industry, describes the distribution of feature films for screening to a gathered audience, but not in theatres at which individual tickets are sold to members of the public. The defining distinctions between a theatrical and a non-theatrical screening are that the latter has to be to a closed audience in some way, e.g. pupils of a school, members of a social club or passengers on an airliner, and that there can be no individual admission charge. Most non-theatrical screening contracts also specify that the screening must not be advertised, except within the group that is eligible to attend (e.g. in a membership organization's newsletter or an in-flight magazine).

The largest market for non-theatrical distribution is probably the airlines, followed by film societies. Non-theatrical distribution is generally handled by companies that specialize in this market, of which Filmbank [1] is Britain's largest, representing the major Hollywood studios. Home video media is sold with a licence that permits viewing in the home only (hence the copyright notice that appears at the start of many VHS tapes and DVDs which states that the content must not be shown in oil rigs, prisons or schools). Until these technologies were widespread, most non-theatrical screenings were on16mm film prints supplied by the distributor. Today, the most common business model is for a distributor to sell the exhibitor a licence that permits the legal projection of a copy of the film, which the exhibitor buys separately on a home video format. These licencescan either be for individual, one-off screenings, or cover an unlimited number of screenings of titles represented by that distributor for a specified time period. The latter are often purchased by pubs and students' unions, to enable them to show occasional feature films on a TV in their bars. Home video distribution:

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

A distributor may also maintain contact with wholesalers who sell and ship DVDs to retail outlets as well as online stores, and arrange for them to carry the DVD. The distributor may also place ads in magazines and online and send copies of the DVD to reviewers. The newest area Video on Demand (VOD) is expected to grow as a result of new media devices, mobile phones, PDA's, tablets and I-Pads as additional ways individuals consume content.

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

New Hollywood companies employ a movie-rejection system, not a movie-picking system, while the data-intensive approach operates on a new paradigm of new media marketing and buzz-worthy elements intertwined into the infrastructure of the movie. Big studios are swinging for the fences, and they lose money on 85 percent of the movies they make; they don't have a hedge against those losses, so they need the one or two franchise movies each year to make up for the money losers. New Hollywood studios have hedges; they make movies that people will love, but also on a financially based system. They don't take huge risks.

The New Hollywood studios can make money without a blockbuster on its slate, if it controls upfront costs and has unique arrangements with film distributors on the back-end. Unlike most major studios, who own their own distribution companies, New Hollywood studios seek relationships with over 117 distributors around the globe, each of which could come under contract to buy any movie the studio makes at a preset percentage of the film's budget. In return, the distributors are guaranteed a piece of the back-end revenue for each movie.
For New Hollywood studios, the structure is a safety net for films that underperform, a safety net the major studios don't have.




STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

The Movie Studio has manufactured its first feature film production for Ventures Capital Partners, LLC, a film titled "Exposure," starring Corey Feldman. The studio is currently in pre-production of the sequel "Double Exposure." In addition, The Movie Studio can generate additional revenue streams from studio rentals and music video production. The Company is currently fully operational and implementing its business model for operations in 2013 and beyond.

SOURCES AND AVAILABILITY OF PRODUCTS

The Movie Studio has manufactured its first feature film production for Ventures Capital Partners, LLC, a film titled "Exposure," starring Corey Feldman. The studio is currently in pre-production of the sequel "Double Exposure." In addition, The Movie Studio can generate additional revenue streams from studio rentals and music video production. The Company is currently fully operational and implementing its business model for operations in 2013 and beyond.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company is not dependent on one or a few major customers.

PATENTS AND TRADEMARKS

Destination Television currently owns the registered trademark for the name and brand for Destination Television, Inc. with the United States Patent and Trademark office (USPTO). The Movie Studio is a trademark of "The Movie Studio" however is not a registered trademark.

"The Movie Studio" a 7200 Sq. Ft. state of the art production studio in downtown Ft. Lauderdale, complete with green screen, infinity wall, edit suites, complete motion picture manufacturing lighting and equipment, cameras, make-up station, talent division and in-house marketing.

ENVIRONMENTAL LAWS

Our operations are not subject to environmental laws and regulations.

EMPLOYEES

The Company currently is currently completing its quasi-reorganization and currently employs one (1) full time employee, the President and utilizes the services of numerous work for hire and other individuals.

ITEM 1A.  RISK FACTORS

Lack of Profitable Operating History

The Company does not have a history of profitable operation. There is no assurance that the Company will ever be profitable. The Company's ability to achieve profitability will depend upon a number of factors, including, but not limited to, whether the Company:

* has funds available for working capital, project development and sales and marketing efforts;
* has funds for the continuous upgrading of its production operations and facilities;
* achieves the projected sales revenues;
* controls the Company's operating expenses;
* continues to attract new business;
* withstands competition in the Company's marketplace.





Competition
The Company's competitors are rapidly changing and may be well capitalized and financially stronger than Destination Television. Our competitors could reproduce the company's business model without significant barriers to entry.

The Company's activities may require additional financing, which may not be obtainable.

The Company had limited cash deposits. Based on the Company's expectations as to future performance, the Company considers these resources and existing and anticipated credit facilities, to be inadequate to meet the Company's anti-cipated cash and working capital needs at least through December 31, 2013. The Company, however, expects to be able to raise capital to fund the Company's operations, current and future acquisitions and investment in new program deve-lopment. The Company may also need to raise additional capital to fund expansion of the Company's business by way of one or more strategic acquisitions. Unless the Company's results improve significantly, it is doubtful that the Company will be able to obtain additional capital for any purpose if and when the Company needs it.

The Company depends heavily on the Company's senior management who may be difficult to replace.

The Company believes that the Company's future success depends to a significant degree on the skills, experience and efforts of its Chairman, CEO and other key executives. Any of these executives would be difficult to replace. While all of them have incentives to remain with the Company, they are not bound by employment contracts, and there is no assurance that either of them will not elect to terminate their services to us at any time.

Increasing the Company's business depends on the Company's ability to increase demand for the Company's products and services.

While the Company believes that there is a market for its planned increase in the Company's products and services, there is no guarantee that the Company will be successful in its choice of product or technology or that consumer demand will increase as the Company anticipates.

The Company may be exposed to significant costs of defense and damages in litigation stemming from current unresolved legal proceedings undertaken in the future by and against the Company.

The Company could be subject of legal proceedings against the Company that could give rise to significant exposure in costs and damages.

The Company's ability to operate and compete effectively requires that the Company hires and retain skilled marketing and technical personnel, who have been in short supply from time to time and may be unavailable to us when the Company needs them.

The Company's business requires us to be able to continuously attract, train, motivate and retain highly skilled employees, particularly marketing and other senior management personnel. The Company's failure to attract and retain the highly trained personnel who are integral to the Company's sales, development and distribution processes may limit the rate at which the Company can generate sales. The Company's inability to attract and retain the individuals the Company needs could adversely impact the Company's business and the Company's ability to achieve profitability.

The Company may suffer from a business interruption and continuity of its on-going operations might be affected.

The Company's ability to implement its business plans may be adversely affected by any business interruption that will affect the continuity of its operations. While the Company may take reasonable steps to protect itself, there could be interruptions from computer viruses, server attacks, network or production failures and other potential interruptions that would be beyond the Company's reasonable control. There can be no assurance that the Company's efforts will prevent all such interruptions. Any of the foregoing events may result in an interruption of services and a breach of the Company's obligations to its clients and customers or otherwise have a material adverse effect on the business of the Company.


Macro-economic factors may impede business, access to finance or may increase the cost of finance or other operational costs of the Company.

Changes in the United States and global financial and equity markets, including market disruptions, interest rate fluctuations, or inflation changes, may make it more difficult for the Company to obtain financing for its operations or investments or increase the cost of obtaining financing. In the event that the Company is delayed in attaining its projections, borrowing costs can be affected by short and long-term debt ratings assigned by independent ratings agencies which are based, in significant part, on the Company's performance as measured by credit metrics such as interest coverage and leverage ratios. Decrease in these ratios or debt ratings would increase the Company's cost of borrowings and make it more difficult to obtain financing.

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

Destination Television's operations depend on the efforts of key officers and directors and the loss of their services may irreparably harm the Company in such a manner that it may not be able to overcome any such loss in management.

Investors may lose their entire investment if Destination Television fails to implement its business plan.

Destination Television expects to face substantial risks, uncertainties, expenses, and difficulties because it is a development stage company. Destination Television was formed in 1961. Destination Television has no demonstrable operations record of substance upon which you can evaluate the Company's business and prospects. Destination Television prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Destination Television cannot guarantee that it will be successful in accomplishing its objectives.

As of the date of this prospectus, Destination Television has had only limited startup operations and has generated very small revenues. Consider-ing these facts, independent auditors have expressed substantial doubt about Destination Television's ability to continue as a going concern in the independent auditors' report to the financial statements included in the registration statement, of which this prospectus is a part. In addition, Destination Television's lack of operating capital could negatively affect the value of its common shares and could result in the loss of your entire investment.

Because of our new business model, we have not proven our ability to gener-ate profit, and any investment in Destination Television is risky.

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

Our net revenue might decrease with time. Consequently, our future success depends on our ability to identify and monitor trends and the development of new markets. To establish market acceptance of a new technologies, we will dedicate significant resources to research and development, production and sales and marketing. We will incur significant costs in developing, commiss-ioning and selling new products, which often significantly precedes meaning-ful revenues from its sale. Consequently, new business can require signifi-cant time and investment to achieve profitability. Prospective investors should note, however, that there can be no assurance that our efforts to introduce new products or other services will be successful or profitable.


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

ITEM 3. LEGAL PROCEEDINGS

Destination Television, Inc. is in possession of third party equipment as a result of a previous company (Studione 1) that left the premises and claimed ownership of the property. We were contacted by a third party and shareholder of Peter Langone affiliated Company "Global Branding" who stated they were the owers of the equipment and if we turned over the equipment to Peter Langone et al. that they would litigate. Peter Langone commenced litigation on the equip-ment and the third party provided discovery to the Judge who ordered Destination Television to preserve the equipment pending the outcome of litigation or settlement discussions between the parties or additional court order(s). Destination Television, Inc. has preserved "All" the equipment as stated by the judge and has never made any claim as to ownership of the property and further expects to be dismissed of the lawsuit without prejudice once the true ownership of the equipment can be identified by the courts.

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

Not applicable

ITEM 7. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis ("M&D&A") is intended to help the reader understand the results of operations and financial condition of The Movie Studio, Inc. F/K/A Destination Television, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying Notes to Financial Statements.

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Certain information included in this Annual Report on Form 10-K, and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us or our management)contain or will contain, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. The words "believe," "expect," "anticipate,""estimate," "project" and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. We undertake no obligation to publicly update or revise any forward-looking statements. Such forward-looking statements are based upon management's current plans or expectations and are subject to a number of uncertainties and risks that could significantly affect current plans, anticipated actions and our future financial conditions and results. As a consequence, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of us as a result of various factors. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.











Plan of Operation

The Movie Studio, Inc. F/K/A Destination Television, Inc. (the "Company" or the "Registrant") was incorporated in the State of Delaware in 1961 under the name Magic Fingers, Inc. By amendment of its certificate of incorporation, the Company's name was changed in 1999 to Magicinc.com and in April 2002to Magic Media Networks, Inc. and in February 2007 to Destination Television, Inc. In November of 2012 the Company filed an amendment to change its name to The Movie Studio, Inc. Through the period ended October 31, 1999, the Company devoted substantially all its efforts to reorganizing its financial affairs and settling its debt obligations. During the fiscal years ended October 31, 2000 and October 31, 2001,the Company was engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, the Company redirected its business focus to the development of a private television network, in high traffic locations such as bars and nightclubs. During the development process, the Company received incidental revenue from the sale of advertising and the production of commercials.

Results of Operations for the years ended October 31, 2010 and 2009

The following tables sets forth a summary of financial highlights for the years ended October 31:


                                     Year Ended
                                     October 31,
                                   2010      2009    Change   Change%
                                  ------    ------  -------  --------
Statement of operations data:
Sales                           $ 30,690  $ 34,138  ($3,448)    (10%)
Expenses                         371,351   594,218 (222,867)    ( 1%)
Other expenses                        -     59,406  (59,406)   (100%)
Income or (loss)
  from continuing operations    (340,661) (619,486) 278,825    (155%)
Net income (loss)               (340,661) (619,486) 278,825    (155%)
Net loss per share              $  (0.01) $  (0.01)




For the years ended October 31, 2010 and 2009, we reported a net loss of $340,661 and $619,486, respectively, an decrease in net loss of $278,825. The decrease in net loss is primarily attributable to a $222,867 decrease in expenses, and a $21,813 decrease in sales.

For the year ended October 31, 2010 and 2009, we reported sales of $30,690 and $34,138, respectively, an decrease of $3,349, or 10.2%. This is decrease is primarily attributable to an decrease in subscription revenue of $3,349.

Total expenses for the years ended October 31, 2010 and 2009 were $371,351 and $594,218, respectively, a decrease of $222,867, 37.5%. This decrease is attributable to a decrease of approximately $60,332 in selling and general and administrative expenses, a decrease of $168,930 in consulting expense and an increase of $6,396 in interest expense.

The $60,332 decrease in selling and general and administrative expenses is primarily attributable to a decrease of $21,950 in payroll expense $17,763 in professional fees, and a decrease of $22,492 in contract labor. The decrease in payroll expenses is the result of reducing employee staffing during the year ended October 31, 2010.

For the year ended October 31, 2010 and 2009, we reported consulting expenses of $4,700 and $173,630, a decrease of $168,930, or 97.3%. This decrease is primarily attributable to the decrease in the use of consultants.

For the year ended October 31, 2010, interest expense increased $6,396 to $79,739 (8.7%) from the $73,343 reported for the year ended October 31, 2008. This increase results from the increase in short-term borrowings during the year ended October 31, 2010.



Liquidity and Capital Resources

For the year ended October 31, 2010, we used $199,710 for operating activities, as compared to $288,823 used for operations for the year ended October 31, 2009.

We used $1,080 in investing activities in 2010, for the acquisition of fixed assets, compared to the $8,310 used for investing activities in 2009 for the acquisition of fixed assets.

Historically, we have financed our business primarily from the receipt of cash from financing activities. During the year ended October 31, 2010, we received proceeds of $27,500 from the sale of common stock and $173,790 from loans made to the Company by related party shareholders.

At October 31, 2010, we reported total liabilities of $2,095,196, all of which is current and due within one year. The liability total of $2,095,196 consists of a $705,000 convertible note and accrued interest of $205,368 due Dr. Terry. The $705,000 of principal consist of $500,000 in the form of 6% and 8% convertible notes, of which $300,000 is secured by all of the Company's assets, and $205,000 in 6% non-convertible unsecured loans. We also owe Dr. Terry $423,000 for accrued rent. The Company is also indebted to its president and CEO in the amount of $461,905; $414,797 of this amount represents accrued wages and the balance of $47,108 represents funds he advanced to the Company for working capital purposes.

We also owe the Internal Revenue Service approximately $300,000 for unpaid payroll taxes. The Company did submit an Offer in Compromise to substantially reduce the liability; however, the Internal Revenue Service rejected our initial Offer in Compromise. We have appealed the Internal Revenue Service's rejection, and we continue to negotiate with the Internal Revenue Service to resolve all outstanding issues related to the unpaid payroll taxes. All payroll tax obligations incurred during the fiscal years ended October 31, 2010 and 2009 have been paid.

Capital Expenditures

Our requirements for capital expenditures should not exceed $10,000 for year ended October 31, 2011.

Inflation

We believe that inflation has not had a material effect on our operations during 2010 and 2009.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2010 and 2009.

Recently Issued Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company. The following are recent accounting pronouncements that have been adopted during 2012, or will be adopted in future periods.

Fair Value Measurements: In May 2011, the FASB amended the ASC to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The amendment is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this amendment on January 1, 2012 did not have a material impact on the Company's results of operations and financial condition.

Comprehensive Income: In June 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income. Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the statements of shareholders' equity. The amendment must be applied retrospectively and is effective for fiscal years and the interim periods within those years, beginning after December 15, 2011.





In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the statements of operations. This amendment is effective for interim and annual periods beginning after December 15, 2012 The Company has adopted all accounting pronouncements issued since December 31, 2007 through February 22, 2012, none of which had a material impact on the Company's financial statements.

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










Stock-Based Compensation for Services

The Company complies with FASB ASC Topic 718 "Stock-based Compensation," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.
FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized overthe period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).
If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. No employee stock options or stock awards vested during 2009 or 2008 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty's performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $-0- and $170,430 during the years ended October 31, 2010 and 2009, respectively, related to consulting services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


























ITEM 8. FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows


                                                                     Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F-2

CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2010 AND 2009            F-3
CONSOLISATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED             F-4
OCTOBER 31, 2012 AND 2011
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'                   F-5
DEFICIENCY FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED             F-6
OCTOBER 31, 2010 AND 2009
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                 F-7 - F-18






























                       Patrick Rodgers, CPA, PA
                         309 E. Citrus Street
                     Altamonte Springs, FL 32701


        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
The Movie Studio, Inc. (FKA Destination Television).

I have audited the accompanying balance sheet of The Movie Studio, Inc. (FKA Destination Television) as of October 31, 2010 and the statements of operations, stockholders' equity, and cash flows for the year ended October 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Movie Studio, Inc. (FKA Destination Television) as of October 31, 2010 and the results of its operations and its cash flows for the year period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has accumulated deficits of $8.6 million, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 3.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
February 28, 2013













      THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
      Consolidated Balance Sheet

                                         October 31,    October 31,
                                             2010           2009

Assets
  Current Assets
    Cash                                  $      19     $     319
                                          ---------       -------
     Total Current Assets                        19           319

Property and Equipment, net                   9,129        13,961
Acquired amortizable intangible assets        1,180         1,480
                                          ---------     ---------

Total assets                              $  10,328     $  15,760
                                          =========     =========

Liabilities and Stockholders' Equity
  Current Liabilities
    Accrued rent                          $ 423,000     $ 369,000
    Payroll taxes payable                   299,923       263,459
    Convertible notes payable               705,000       705,000
    Loans payable                           461,905       287,915
    Accrued interest                        205,368       162,093
                                          -----------   ---------
      Total current liabilities           2,095,196     1,787,467

        Total Liabilities                 2,095,196     1,787,467


Stockholder's deficiencey
 Preferred stock, series B convertible      206,000       206,000
 ($.0001 par value) 5,750,000 authorized, issued and outstanding at July 31, 2010 and October 31, 2009, respectively

 Common stock, ($.0001 par value);
  200,000,000 shares authorized,
  102,355,260 and 96,855,260 shares
  issued and outstanding October 31,
  2010 and October 31, 2009, respectively 6,626,877     6,599,377

 Accumulated deficit                     (8,917,745)   (8,577,084)
                                         -----------   -----------
   Total stockholders' deficiency        (2,084,868)   (1,771,707)
                                         -----------   -----------

   Total liabilities and stockholders'   $   10,328     $  15,760
    deficiency                           ==========    ==========


The accompanying footnotes are an integral part of these financial statements.


        THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
 Consolidated Statements of operatiions

                                         Three Year ended October 31,
                                             2010             2009
                                          -----------      ----------
Sales                                      $  30,690      $   34,138


Expenses:
  Selling, general and administrative        286,912         347,245
  Consulting                                   4,700         173,630
  Interest                                    79,739          73,343
                                          -----------      ----------
    Total expenses                           371,351         594,218
                                          -----------      ----------
Net loss before income taxes              (  340,661)      ( 594,218)
  Income taxes                                   -                 -
                                          -----------      ----------
Net income (loss)                         (  340,661)      ( 560,080)

Other income (expense)
Loss on disposition of property                   -          (59,406)
and equipment
                                          -----------      ----------
Loss from operations                      (  340,661)      ( 619,486)

Discontinuing operations:

Loss from discontinued operations                 -               -

Net loss before income taxes              (  340,661)      ( 619,486)

Income taxes                                      -               -
                                          -----------      ----------
Net income or (loss)                     $(  340,661)     $( 619,486)
                                          ===========      ==========
Basic and diluted loss per share:
Income or (loss) from continuing         $       -        $       -


Income or (loss) from discontinued operations
and loss on disposition, net             $       -        $       -


Weighted average number of common
  shares outstanding, basic and fully    ============     ===========
  diluted                                 98,971,698       88,986,030
                                         ============     ===========



The accompanying footnotes are an integral part of these financial statements.


THE MOVIE STUDIO , INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Cash Flows


                                          Year Ended   October 31,
                                             2010          2009
Cash flows from operating activities:    -----------   ----------

Net loss                                  $(340,661)   $(619,486)

Adjustment to reconcile net loss to net
cash used by operating activities:
  Depreciation                                1,553        8,741
  Grant of stock options at fair value          -         49,930
  Stock issued for services                     -        120,500
  Loss on disposition of equipment              -         59,406

Changes in operating assets and liabilites
  Increase in payables and accrued expenses  55,000     ( 34,842)
  Increase in accrued rent                      -       ( 54,000)
  Increase in accrued interest               43,275       44,300
  Increase in payroll taxes payable          36,464       26,765
  Decrease in prepaid expenses                  -          1,863
                                           ---------    ---------
    Net cash used in operating activities  (199,710)    ( 26,229)

Cash flows from investing activities
  Acquisition of fixed assets                (1,080)      (8,310)
                                           ---------    ---------
Cash flows from financing activities         (1.080)      (8,310)

  Proceeds from issuance of common stock      27,500     103,100
  Proceeds from related party loan           173,790     193,834
    Net cash provided by financing         ---------     --------
        activities                           201,290     296,934

    Net increase (decrease) in cash              500        (199)
    Cash, beginning of period                    319        (518)
                                           ---------     --------
    Cash, end of period                    $     819     $   319
                                           =========     ========


The accompanying footnotes are an integral part of these financial statements.


        THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Changes in Stockholders Deficiency

                                                                   Total
                   Common            Preferred        Accumulated  Stockholders
Balance      Shares     Amount    Shares    Amount    Deficit      Deficiency
--------  ----------  ---------  -------- ---------- ------------- -----------
Oct 31 07  52,258,760 $6,104,357 3,750,000  $150,000 $(7,341,239) $(1,086,882)

Issuance    5,500,000     75,020        -         -           -        75,020

Issuance    2,900,000     34,450        -         -           -        34,450

Issuance   15,000,000     76,000  2,000,000   56,000          -       132,000
Options             -     36,020         -        -           -        36,020
Net loss            -          -         -        -     (616,359)    (616,359)
          ----------- ----------- --------- --------- ------------ ------------
Oct 31 08  75,658,760  6,325,847  5,750,000  $206,000  (7,957,598) $(1,425,751)

Issuance   12,750,000    120,000         -         -           -       120,000

Issuance    5,950,000    103,100         -         -           -       103,100
Options     2,496,500     49,930         -         -           -        49,930
Net loss           -          -          -         -     (653,817)    (653,817)
          ----------- ----------- --------- --------- ------------ ------------
Oct 31 09  96,855,260 $6,599,377  5,750,000  $206,000 $(8,611,415) $(1,806,038)
Issuance    5,500,000     27,500         -         -           -        27,500
Net Loss         -            -          -         -     (339,089)    (339,089)
          ----------- -----------  ---------  -------- ------------ ------------
Oct 31 10 102,355,260 $6,626,877  5,750,000  $206,000 $(8,950,504) $(2,117,627)
          =========== =========== =========  ========  =========== ============


















The accompanying footnotes are an integral part of these financial statements.


THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010


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

Long-Lived Assets

In accordance with Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") Topic 360 "Property, Plant, and Equipment," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets'carrying amounts. There were no impairment charges during the years ended October 31, 2010 and 2009.

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at October 31, 2010 and 2009.

Revenue recognition

In accordance with the FASB ASC Topic 605, "Revenue Recognition," the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable,and collectability is reasonably assured.


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




THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010


Note 2. Summary of significant Accounting Policies (continued)

Income Taxes (continued)

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions. Generally the Company is no longer subject to income tax examinations by major taxing authorities for years before 2005. The tax benefit to be recognized is measured as the largest amount of benefits that is greater than fifty percent likely of being realized upon ultimate settle-ment. Derecognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder's equity as of January 1, 2009. Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company's financial statements upon adoption. However, management's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

Comprehensive Income

The Company complies with FASB ASC Topic 220, "Comprehensive Income," which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company's change in foreign currency translation adjustments to be included in other comprehensive loss, and is reflected as a separate component of stockholders'equity.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 "Stock Basesd Compensation," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.
FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. No employee stock options or stock awards vested during 2010 or 2009 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has




THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

Note 2.  Summary of significant Accounting Policies (continued)

Stock-Based Compensation (continued)

been reached; or (ii) the counterparty's performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation expense of approximately $-0- and $170,430 during the years ended October 31, 2010 and 2009, respectively, related to consulting services.

Recently Adopted Accounting Pronouncements

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company. The following are recent accounting pronouncements that have been adopted during 2012, or will be adopted in future periods.

Fair Value Measurements: In May 2011, the FASB amended the ASC to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The amendment is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this amendment on January 1, 2012 did not have a material impact on the Company's results of operations and financial condition.

Comprehensive Income: In June 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income. Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the statements of shareholders' equity. The amendment must be applied retrospectively and is effective for fiscal years and the interim periods within those years, beginning after December 15, 2011.

In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the statements of operations. This amendment is effective for interim and annual periods beginning after December 15, 2012

The Company has adopted all accounting pronouncements issued since December 31, 2007 through February 25, 2013, none of which had a material impact on the Company's financial statements.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260,"Earnings Per Share." Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.








THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

Note 3. Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that Destination Television, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations.

Several conditions cast doubt about the Company's ability to continue as a going concern. The Company has an accumulated deficit of approximately $8.9 million as of October 31, 2010, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company's future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal share-holder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Note 4. Acquired Amortizable Intangible Assets

As of October 31, 2006, the Company invested $3,280 in establishing trademarks associated with its concept of placing TV's in bars, hotels and gyms. The Company amortizes the costs of these intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are also tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

Expected annual amortization expense related to amortizable intangible assets is, as follows:


As of October 31,
2010                        $   300
2011                            300
2012                            300
2013                            300
Thereafter                      280
Total expected annual      --------
amortization expense        $ 1,480
                            =======




THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

Note 5. Income Taxes
The Company has approximately $11.1 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2029. The Company has adopted FASB ASC Topic 740, "Income Taxes," which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is, as follows:

                                                 October 31,
                                            2010           2009
                                        -----------    -----------
Deferred tax asset:
Net operating loss carry-forwards       $4,405,757     $4,332,350
other temporary differences                  1,800          1,800
                                        ----------      ---------
Deferred tax asset                       4,407,557      4,334,150

Less: Valuation allowance               (4,407,557)    (4,334,150)
Net deferred tax asset                  $       -      $       -



                                                 October 31,
                                            2010            2009
                                        -----------    -----------
Statutory federal income tax expense         (34)%          (34)%
State and local income tax
(net of federal benefits)                     (5)            (5)
Other temporary differences                   39             39
Valuation allowance                            - %            - %









Note 6. Commitments
Facilities
The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and compute operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $54,000 for each of the years ended October 31, 2010 and October 31, 2009.

Employment Agreements
Gordon Scott Venters is employed as the Company's president and Chief executive officerpursuant to an employment agreement, effective November 1, 2007. The three-year employmentagreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of October 31, 2010, Mr. Venters was owed $248,557 for accrued unpaid salary. As of October 31, 2009, Mr. Venters was owed $86,895 for accrued unpaid salary.


THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

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

Note 8. Notes Payable
Convertible Notes Payable - Dr. Terry
As of October 31, 2010, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

The convertible notes have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Loans Payable - Dr. Terry

On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. Loans payable to Dr. Terry totaled $205,000 as of October 31, 2010.

Note 9 - Stockholders' Deficiency

Common Stock Stock Issued for Cash. During year ended October 31, 2010, the Company issued to accredited investors a total of 5,500,000 shares of common stock for $0.005 per share for a total of $27,500. During fiscal year 2009, the Company issued to accredited investors a total of 5,950,000 shares of common stock for $103,100, of which 2,950,000 shares were issued at $0.018 per share, 1,000,000 shares were issued at $0.015, and 2,000,000 shares were issued at $0.01 per share. None of the above shares have been registered under the Securities Act of 1933, as amended, and therefore, may not be trans-ferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.



THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

Note 9. Stockholders' Deficiency (continued)

Common Stock (continued)
Stock Issued for Services
In fiscal year 2009, the Company issued a total of 15,246,500 shares of common stock as payment for services, of which 2,500,000 shares were issued pursuant to a consulting agreement described below; 200,000 and 150,000 to two separate consultants and 50,000 shares for fees to a director.

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

Note 10. Common Stock Options

The following table summarizes the key assumptions used in determining the fair value of options granted during the fiscal year ended October 31, 2010 an 2010.


                                Table of Key Assumptions
                       Interest   Dividend    Expected    Expected
                         Rate       Yield    Volatility     Life
                       --------- ---------- -----------  ----------
                          5.0%        0.0%      200.0%      12 mos.






THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

Note 10. Common Stock Options

The following table summarizes the option activity during the fiscal years ended October 31, 2010 and October 31, 2009.

On May 30, 2008, the consultant notified the Company that he was terminating the Consulting Agreement effective June 29, 2008, at which time the options expired. No options or warrants were outstanding at October 31, 2010 and October 31, 2009.

Note 11. Litigation

As of October 31, 2010, the Company was not a party to any existing or threatened litigation.

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

On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. In fiscal year 2007, Dr. Terry made $125,000 of unsecured loans to the Company. As of October 31, 2009, the total of unsecured loans payable to Dr. Terry totaled $205,000.
The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid. As of October 31, 2010 and October 31, 2009, the Company owed Dr. Terry for accrued interest $205,698 and $162,093, respectively; and for accrued rent $423,000 and $369,000, respectively. These amounts are included in the accompanying consolidated balance sheets as accrued interest, related party and accounts and accrued expenses payable, respectively.







THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010

Note 12. Related Party Transactions (continued)

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

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan and Mr. Venters acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, in exchange for the $25,000 loan and the balance of $1,000 was applied to accrued unpaid salary. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. At October 31, 2010 and 2009, the Company owed Mr. Venters $414,597 and $248,557, respectively, for accrued unpaid salary.

Note 13. Supplemental Cash Flow Information Selected non-cash investing and financing activities are summarized as follows:



                                                       2010       2009
                                                   ---------  ---------
         Stock issued for services                 $     -    $ 120,500
         Stock issued for payment of loan payable        -           -
         Options issued for services                     -       49,930





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
        FINANCIAL DISCLOSURE

Our accountant is Patrick Rodgers CPA, P.A. We do not presently intend to change accountants. At no time have there been any disagreements with such accountant regarding any matter ofaccounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

 - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
 - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company and;
 - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material mis-statements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate this risk.

As of October 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective.

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

ITEM 9B. OTHER INFORMATION


None.







PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The directors and officers as of October 31, 2010, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of our Board of Directors.


                              First Year
           Name         Age  as Director    Position
  --------------------  ---  -----------   ------------
  Gordon Scott Venters   52     1993       CEO/Director



BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Gordon Scott Venters, Chief Executive Officer and Chairman of the Board

Gordon Scott Venters has been President and Chief Executive Officer and a Director of The Movie Studio FKA Destination, Television, Inc. for the last ten months and a Director of Destination Television since 1996. During that time he has Executive Produced, Produced, Written and Directed "Exposure" starring Corey Feldman ready for worldwide release in the first quarter of 2013 the first of the four picture franchise. He has also served as a member of our Board of Directors from March 1994 to May 1995. Prior to joining Destination Television, Inc., Mr. Venters was engaged in the entertainment industry, including the financing, management and production of films, videos and recordings. From May 1995 until December 1996, he served as president and Director of Quantum Entertainment, Company in Los Angeles. From 1990 to 1993, Mr. Venters served as President and Chief Executive Officer of Flash Entertainment, Inc., an independent feature film company and predecessor of our company, during which time he was the executive producer of "no More Dirty Deals" and five music videos. He had previously been the executive Producer of two full length feature films, "Shakma & Shoot". Mr. Venters, has also been a financial advisor and a registered stockbroker with FD.D. Roberts Securities and Prudential
Bache Securities, Inc.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended October 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 month salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of October 31, 2010, Mr. Venters was owed $414,597 for accrued unpaid salary. As of October 31, 2009, Mr. Venters was owed $248,557 for accrued unpaid salary.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.







ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table illustrates the common stock and preferred stock ownership of Gordon Scott Venters as of February 21, 2013.


Title of   Name and Title	           Amount of Beneficial	     % of
Class                                        Owner of Shares	  Ownership
--------   --------------                    ---------------      ---------
Common	   Gordon Scott Venters, CEO, and   3.5 million shares	       3%
	   Director

Preferred  Gordon Scott Venters, CEO, and   5.75 million shares	     100%
           Director

The address for all officers and directors is:

           530 North Federal Highway
           Ft. Lauderdale, Florida 33301.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Stock Issued for Cash

During year ended October 31, 2010, the Company issued to accredited investors a total of 5,500,000 shares of common stock for $0.005 per share for a total of $27,500. During fiscal year 2009, the Company issued to accredited investors a total of 5,950,000 shares of common stock for $103,100,of which 2,950,000 shares were issued at $0.018 per share, 1,000,000 shares were issued at $0.015 and 2,000,000 shares were issued at $0.01 per share.

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

Stock Issued in Exchange for Debt In November 2007, the Company's president, Gordon Scott Venters, acquired from the Company 2,000,000 shares of its Series B Preferred Stock as payment of $56,000 of accrued unpaid salary. The shares were valued at $56,000, or $0.028 per share, which represented the approximate value, at the date of issuance, of the common stock into which the Series B Preferred Stock may be converted. Also, in September and October 2008, Mr. Venters, acquired a total 15,000,000 shares of common stock from the Company at an average price of approximately $0.0051 as payment for accrued but unpaid salary of $76,000. The shares of Series B Preferred Stock and the common shares have not been registered under the Securities Act of 1933,as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.


In April 2007, Mr. Venters, acquired from the Company 500,000 shares of its common stock, which were valued at $26,000,or $0.052 per share, as repayment of a $25,000 loan he made to the Company in August 2006 and payment of $1,000 of accrued unpaid salary. Additionally, in October 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. These shares have not been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended October 31, 2010, we were billed and paid $0. The audit fees were for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal year ended October 31, 2010, we were billed and paid $0 for professional services rendered for tax compliance, tax advice, and tax planning, as well as for legal services.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2010.






















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

None

































SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


THE MOVIE STUDIO, INC. F/K/A DESTINATION TELEVISION, INC.

By:  /s/  Gordon Scott Venters

Gordon Scott Venters
President, Chief Executive Officer,
and Director

Dated:   February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/  Gordon Scott Venters

President, Chief Executive Officer,
Director

Dated:   February 28, 2013




























302 CERTIFICATION OF CERTIFYING OFFICER


CERTIFICATION
OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002



I, Gordon Scott Venters, certify that:

1.   I have reviewed this Form 10-K of The Movie Studio, Inc.
     F/K/A Destination Television, Inc.;

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

4. The small business issuers other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

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

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involved management or other employees who have a significant rile in the small business issuer's internal control over financial reporting.


Dated: February 25, 2013
                                        /s/ Gordon Scott Venters
                                        --------------------------
                                        Gordon Scott Venters
                                        Chief Executive Officer
                                        Chief Financial Officer


906 CERTIFICATION OF CERTIFYING OFFICER

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Yearly Report On Form 10-K of The Movie Studio, Inc. F/K/A Destination Television, Inc. for the Year Ended October 31, 2009 I,Gordon Scott Venters, Chief Executive Officer and Chief Financial Officer of The Movie Studio, Inc. F/K/A Destination Television, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     1. Such Yearly Report on Form 10-K for the year ended October 31, 2009 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in such Yearly Report on Form 10-K for the year ended October 31, 2009 fairly presents, in all material respects, the financial condition and results of operations of The Movie Studio, Inc. F/K/A Destination Television, Inc.

Dated:  February 28, 2013

THE MOVIE STUDIO, INC. F/K/A DESTINATION TELEVISION, INC.


By: /s/ Gordon Scott Venters
- -------------------------------------
Gordon Scott Venters
Chief Executive Officer and
Chief Financial Officer
































