Form 10-Q
period 2011-01-31
MOVIE STUDIO, INC.
filed 2013-04-19
CIK 1109067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549


                                  FORM 10-Q




    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.


                 For the quarterly period ended January 31, 2011



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







      THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
      Consolidated Balance Sheet

                                          January 31,    October 31,
                                             2011           2010

Assets
  Current Assets
    Cash                                  $   1,880     $      19
                                          ---------       -------
     Total Current Assets                     1,880            19

Property and Equipment, net                   9,129         9,129
Acquired amortizable intangible assets        1,180         1,180
                                          ---------     ---------

Total assets                              $  12,189     $  10,328
                                          =========     =========

Liabilities and Stockholders' Equity
  Current Liabilities
    Accrued rent                            436,500       423,000
    Payroll taxes payable                   310,436       299,923
    Due to Gordon Venters                   487,217       461,905
    Notes payable Related Party             705,000       705,000
    Accrued interest                        225,559       205,368
                                          -----------   ---------
      Total current liabilities           2,164,712     2,095,196

        Total Liabilities                 2,164,712     2,095,196


Stockholder's deficiencey
 Preferred stock, series B convertible      206,000       206,000
 ($.0001 par value) 5,750,000 authorized, issued and outstanding at January 31, 2011 and October 31, 2010, respectively

 Common stock, ($.0001 par value);
  200,000,000 shares authorized,
  102,355,260 and 102,355,260 shares
  issued and outstanding January 31,
  2011 and October 31, 2010, respectively 6,626,877     6,626,877

 Accumulated deficit                     (8,985,400)   (8,917,745)
                                         -----------   -----------
   Total stockholders' deficiency        (2,152,523)   (2,084,868)
                                         -----------   -----------

   Total liabilities and stockholders'   $   12,189     $  10,328
    deficiency                           ==========    ==========



The accompanying footnotes are an integral part of these financial statements

         THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
 Consolidated Statements of operatiions






                        Three months ended January 31,
                               2011           2010
                           -----------    -----------
Sales                        $      -      $  8,985


Expenses:
  Selling, general and
    administrative expenses     33,250       66,342
  Consulting                        -            -
  Studio Rent                   13,500           -
  Interest                      20,191       19,166
                            -----------   ----------
Total expenses                  66,941       85,508
                            -----------   ----------
Net income before              (66,941)     (76,523)
depreciation

Less: Depreciation                 714           -
                            -----------   ----------
Net loss before               ( 67,655)    ( 76,523)
  Income taxes                      -            -
                            -----------   ----------
Net income (loss)            $( 67,655)   $( 76,523)
                            ===========  ===========

Basic and diluted loss
per share:                   $      -    $       -
Weighted average           ============  ===========
numberof common
shares outstanding,
basic and fully
  diluted                    98,971,698   96,855,260
                             ==========   ==========



The accompanying footnotes are an integral part of these financial statements



     THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
  Consolidated Statements of Cash Flows

                                            Three months ended
                                                 January 31,
                                             2011         2010
Cash flows from operating activities:    -----------  ----------

Net loss                                  $( 67,655)  $(340,661)

Adjustment to reconcile net loss to net
cash used by operating activities:
  Depreciation                                  714       1,553
  Grant of stock options at fair value           -           -
  Stock issued for services                      -           -

Changes in operating assets and liabilites
  Increase in payables and accrued expenses  34,311      55,000
  Increase in accrued rent                   13,500          -
  Increase in accrued interest               11,075      43,275
  Increase in payroll taxes payable           9,116          -
  Decrease in prepaid expenses                   -           -
                                           ---------   ---------
    Net cash used in operating activities     1,061    (199,710)

Cash flows from investing activities
  Acquisition of fixed assets                     -     ( 1,080)
                                           ---------   ---------
cash flows from financing activities              -     ( 1,080)

  Proceeds from issuance of common stock          -      27,500
  Proceeds from related party loan                -     173,790
    Net cash provided by financing         ---------   ---------
        activities                                -     201,290


    Net increase (decrease) in cash            1,061        500
    Cash, beginning of period                    819        319
                                           ---------    --------
    Cash, end of period                    $   1,880    $   819
                                           =========    ========




The accompanying footnotes are an integral part of these financial statements


THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011


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

Note 2. Summary of significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States ("GAAP") for interim financial information and pursuant to the rules of the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Entity's Annual Report on Form 10-K for the year ended October 31, 2010 as filed with the SEC on January 12, 2013 (the "2010 Annual Report")

The consolidated financial statements include the accounts of The Movie Studio, Inc. (Formerly Destination Television, Inc.), a Delaware corporation, and its wholly owned subsidiary Destination Television, Inc., a Florida corporation. All significant inter-company account balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

Long-Lived Assets

In accordance with Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") Topic 360 "Property, Plant, and Equipment," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. There were no impairment charges during the periods ended January 31, 2011 and 2010.






THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011

Note 2. Summary of significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at January 31, 2011 and October 31, 2010.

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



THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011

Note 2. Summary of significant Accounting Policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 "Stock Compensation" which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.
It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. No employee stock options or stock awards vested during the quarter ended January 31, 2011 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty's performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $-0- and $-0- during the three months ended January 31, 2011 and 2010, respectively, related to consulting services.

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




THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011

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






THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011

Note 3. Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that Destination Television, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations.

Several conditions cast doubt about the Company's ability to continue as a going concern. The Company has an accumulated deficit of approximately
$8.9 million as of January 31, 2011, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company's future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal shareholderhas committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Note 4. Acquired Amortizable Intangible Assets

Since October of 2006, the Company invested $3,280 in establishing trademarks associated with its Bar TV concept. The Company amortizes the costs of these intangibles over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are also tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required. Expected annual amortization expense related to amortizable intangible assets is,as follows:


                       as of January 31, 2011

              2007 ............................. $ 525
              2008 ..............................  525
              2009 ..............................  525
              2010 ..............................  525
                                                 -----
              accumulated amortization           2,100



THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011

Note 5. Income Taxes

The Company has approximately $8.9 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2029. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carryforwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is, as follows:

                                       January 31      October 31
                                         2011             2010
                                     ------------     ------------
Deferred tax asset:
Net operating loss carry-forward       $4,447,341       $4,405,757
Other Temporary differences                    -             1,800
                                     ------------     ------------
Deferred Tax asset                      4,447,341        4,407,557
Less: Valuation allowance              (4,407,341)      (4,407,557)
                                     ------------     ------------

Net deferred tax asset                 $       -        $       -
                                     ============     ============


                                        January 31      October 31
                                           2011            2010
                                       ------------    ------------

Statutory federal income tax expense          (34)%         (34)%
State and local income tax
(net of federal benefits)                     ( 5)          ( 5)
Other temporary differences
Valuation allowance                            39            39
                                       ------------   ------------
                                                -%            -%
                                       ============   ============




Note 6. Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $13,500 for each of the three months ended January 31, 2011 and 2010, respectively.








THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011

Note 6. Commitments (continued)

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of January 31, 2011, Mr. Venters was owed approximately $328,238 for accrued unpaid salary.

Note 7. Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes. As of January 31, 2011,the total of payroll taxes payable, including estimated interest and penalties, was $310,710. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination which also was rejected in June 2009. The Company plans to submit a revised Offer in Compromise. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008 and 2009 have been paid as required.

Note 8. Notes Payable

Convertible Notes Payable - Dr. Terry

As of January 31, 2011, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

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





THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011

Note 9. Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During the three months ended January 31, 2011, the Company had not issued any common stock for cash.

Stock Issued for Services

During period ended January 31, 2011, the Company did not issue any shares of common stock for services.

Note 9. Stockholders' Deficiency  (continued)

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted.

As of January 31, 2011 there were 5,750,000 shares of Series B Preferred Stock outstanding; and on October 31, 2010 there were 5,750,000 shares outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock.

Note 10. Common Stock Options

During the three months ended January 31, 2011, there were no stock option granted nor were any issued and outstanding.








THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011

Note 10. Common Stock Options (continued)

No options or warrants were outstanding as of January 31, 2011 and October 31, 2010.

Note 11. Litigation

As of January 31, 2011, the Company was not a party to any existing or threatened litigation.


Note 12. Related Party Transactions

Dr. Harold Terry

As of January 31, 2011, the balances owed for the convertible note is $705,000, these notes are unsecured, non-interest bearing at 7%.

As of January 31, 2011, the interest owed on these notes payable is $189,770.

As of January 31, 2011, the balance owed for the studio rent is $423,000.


Gordon Scott Venters

Effective January 1, 2011, Gordon Scott Venters, entered into a three-year employment agreement with the Company, which is described above in Note 6-Commitments-Employment Agreements.





THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2011

Note 12. Related Party Transactions (continued)

Gordon Scott Venters (continued)

As of January 31, 2011 Gordon S Venters is owed approximately $487,217.


Note 13. Supplemental Cash Flow Information

Selected non-cash investing and financing activities are summarized, as follows:

                                                2011          2010
                                            -----------  -----------
Stocks issued for services                  $        -     $     -
Stocks issued for payment of loans payable           -           -
Options issued for services                          -           -





Note 14. Subsequent Events

As of Jauary 31, 2011 there were no subsequent events.








Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS "ANTICIPATED," "BELIEVE," "EXPECT," "PLAN," "INTEND," "SEEK," "ESTIMATE," "PROJECT," "WILL," "COULD," "MAY," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES,
AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UN-CERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

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

Results of Operation

Revenue

Revenue for the three months ended quarter ended January 31, 2013 was $-0-compared with the three months ended January 31, 2010 of $8,985. The $8,985 decrease in revenue is primarily attributable to the decrease in subscription revenue.

Expenses


Selling, general and administrative expenses decreased $17,853 from $85,805 to $67,655 for the three months ended January 31, 2011, as compared to the same period in 2010. These decreases were primarily due to the Company's decrease in payroll costs.

Other

For the three months ended January 31, 2011 and 2010, the Company reported interest expense of $20,191 and $19,166, respectively, an increase of $1,025 (5.3%).



Liquidity and Capital Resources

As of January 31, 2011 the Company had assets of $11,480 against total liabilities of $2,005,733. The Company has an accumulated deficit of approximately $8,850,090 as of January 31, 2011, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company's future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Management assessed the effectiveness of the Company's Internal Control over financial reporting as of January 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizat-ions of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of January 31, 2011 our internal control over financial reporting was not effective.


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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2011.

Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of January 31, 2011, our disclosure controls and procedures were not effective.



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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended January 31, 2011, there was no modification ofany instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.  Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

The Company does not have any other material information to report with respect to the three month period ended January 31, 2011.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

	33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter ended January 31, 2011.





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused thisreport to be signed on its behalf by the undersigned, thereunto duly authorized.


THE MOVIE STUDIO, INC.

Date:  April 21, 2013

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


Dated:  April 21, 2013

/s/ Gordon Scott Venters
Gordon Scott Venters
Chief Executive Officer
Chief Accounting Officer



























EXHIBIT 33.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of The Movie Studio, Inc.
on Form 10-Q for the period ending January 31, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon Scott Venters, Chief Executive Officer and Chief Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:   /s/ Gordon Scott Venters
       Gordon Scott Venters
       Chief Executive Officer
       Chief Accounting Officer

Dated:  April 21, 2013