Form 10-Q
period 2011-04-30
MOVIE STUDIO, INC.
filed 2013-04-23
CIK 1109067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549


                                  FORM 10-Q




    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.


                 For the quarterly period ended April 30, 2011



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






      THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
      Consolidated Balance Sheet

                                            April 30,     October 31,
                                               2011          2010
                                            ---------     ----------
Assets
  Current Assets
    Cash                                    $   9,375     $      19
                                            ---------       -------
     Total Current Assets                       9,375            19

Movie-In Process                                4,054            -
Property and Equipment, net                     7,851         9,129
Acquired amortizable intangible assets          1,105         1,180
                                            ---------     ---------

Total assets                                $  22,385     $  10,328
                                            =========     =========

Liabilities and Stockholders' Equity
  Current Liabilities
    Accrued rent                              450,000       423,000
    Payroll taxes payable                     324,145       299,923
    Due to Gordon Venters                     507,109       461,905
    Notes payable Related Party               705,000       705,000
    Accrued interest                          241,227       205,368
                                            ---------     ---------
      Total current liabilities             2,227,481     2,095,196

        Total Liabilities                   2,227,481     2,095,196


Stockholder's deficiency
 Preferred stock, series B convertible        206,000       206,000
 ($.0001 par value) 5,750,000 authorized, issued and outstanding at April 30, 2011 and October 31, 2010, respectively

 Convertible Units, (100:1 at $0.01)
 -0- units issued and outstanding
 October 31, 2010; 1 Unit issued and
 outstanding April 30, 2011, respectively      10,000           -

 Common stock, ($.0001 par value);
  200,000,000 shares authorized,
  102,355,260 and 102,355,260 shares
  issued and outstanding April 30,
  2011 and October 31, 2010, respectively   6,626,877     6,626,877

 Accumulated deficit                       (9,046,973)   (8,917,745)
                                           -----------   -----------
   Total stockholders' deficiency          (2,204,096)   (2,084,868)
                                           -----------   -----------

   Total liabilities and stockholders'     $   23,385     $  10,328
    deficiency                             ==========    ==========




The accompanying footnotes are an integral part of these financial statements



        THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
 Consolidated Statements of operatiions

                         Three months ended April 30, Six months ended April 30,
                                2011         2010         2011        2010
                           -----------   -----------  ----------  -----------
Sales                        $   4,896    $  9,765     $  4,896   $  18,750


Expenses:
  Selling, general and
    administrative expenses     34,704      82,686       95,668     149,028
  Consulting                     2,597       4,450        2,597       4,450
  Interest                       4,593      20,191       35,859      39,357
                            -----------  ----------   ----------  ----------
    Total expenses              41,894     107,327      134,124     192,835
                            -----------  ----------   ----------  ----------
Net loss before income taxes  ( 41,894)  (  97,562)    (129,228)   (174,085)
  Income taxes                      -           -            -           -
                            -----------  ----------   ----------  ----------
Net income (loss)            $( 36,998) $(  97,562)   $(129,228)  $(174,085)
                           ============ ===========   ==========  ==========

Basic and diluted loss
per share:                   $      -   $       -     $      -    $      -
Weighted average           ============ ===========   ==========  ==========
numberof common
shares outstanding,
basic and fully
  diluted                    98,971,698  99,849,643   98,971,698  101,123,215
                           ============ ===========   =========== ===========











The accompanying footnotes are an integral part of these financial statements



     THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
  Consolidated Statements of Cash Flows

                                               Six months ended
                                                   April 30,
                                               2011         2010
Cash flows from operating activities:      -----------   ----------

Net loss                                    $(129,228)   $(174,085)

Adjustment to reconcile net loss to net
cash used by operating activities:
  Depreciation                                  1,428        3,106
  Grant of stock options at fair value             -            -
  Stock issued for services                        -            -

Changes in operating assets and liabilites
  Increase in payables and accrued expenses    66,500       34,051
  Increase in accrued rent                     27,000       13,500
  Increase in accrued interest                 35,859       10,050
  Increase in payroll taxes payable                -         9,116
  Increase in Movie-in process                ( 4,054)          -
                                             ---------    ---------
    Net cash used in operating activities       2,495     (104,262)

Cash flows from investing activities
  Acquisition of fixed assets                      -       ( 1,080)
                                             ---------    ---------
cash flows from financing activities               -       ( 1,080)

  Proceeds from issuance of common stock       10,000       27,500
  Proceeds from related party loan                 -        93,260
    Net cash provided by financing           ---------    ---------
        activities                             10,000      121,120


    Net increase (decrease) in cash             7,505       15,418
    Cash, beginning of period                   1,890          319
                                             ---------    ---------
    Cash, end of period                     $   9,395     $ 15,737
                                             =========    =========










The accompanying footnotes are an integral part of these financial statements



THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011


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

Long-Lived Assets

In accordance with Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") Topic 360 "Property, Plant, and Equipment," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. There were no impairment charges during the periods ended April 30, 2011 and 2010.





THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

Note 2. Summary of significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at April 30, 2011 and October 31, 2010.

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



THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

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

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty's performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $-0- and $-0- during the three months ended April 30, 2011 and 2010, respectively, related to consulting services.

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




THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

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

The Company has adopted all accounting pronouncements issued since December 31, 2007 through April 30, 2011, none of which had a material impact on the Company's financial statements.

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





THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

Note 3. Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that Destination Television, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations.

Several conditions cast doubt about the Company's ability to continue as a going concern. The Company has an accumulated deficit of approximately
$9 million as of April 30, 2011, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company's future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal shareholderhas committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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


                       as of April 30, 2011

              2007 ............................. $ 525
              2008 ..............................  525
              2009 ..............................  525
              2010 ..............................  525
              2011 ..............................  150
                                                 -----
              accumulated amortization           2,250



THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

Note 5. Income Taxes

The Company has approximately $9 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2029. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carryforwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is, as follows:

                                       April 30        October 31
                                          2011             2010
                                     ------------     ------------
Deferred tax asset:
Net operating loss carry-forward       $4,534,985       $4,405,757
Other Temporary differences                    -             1,800
                                     ------------     ------------
Deferred Tax asset                      4,534,985        4,407,557
Less: Valuation allowance              (4,534,985)      (4,407,557)
                                      ------------     ------------

Net deferred tax asset                 $       -        $       -
                                      ============     ============


                                        April 30       October 31
                                           2011            2010
                                       ------------    ------------

Statutory federal income tax expense          (34)%         (34)%
State and local income tax
(net of federal benefits)                     ( 5)          ( 5)
Other temporary differences
Valuation allowance                            39            39
                                       ------------   ------------
                                                -%            -%
                                       ============   ============

Note 6. Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $27,000 and $27,000 for each of the six months ended April 30, 2011 and 2010, respectively.



THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

Note 6. Commitments (continued)

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of April 30, 2011, Mr. Venters was owed approximately $554,214 for accrued unpaid salary.

Note 7. Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes. As of April 30, 2011,the total of payroll taxes payable, including estimated interest and penalties was aproximately $324,145.


Note 8. Notes Payable

Convertible Notes Payable - Dr. Terry

As of April 30, 2011, notes payable due Dr. Terry totaled $500,000, comprised of convertible notes of $400,000 and $100,000 at 6% and 8%, respectively. Of the $500,000 principal balance of convertible notes payable, $300,000 of the notes are secured by all of the assets of the Company and $200,000 of the notes are unsecured.

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













THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

Note 9. Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During the three months ended April 30, 2011, the Company had not issued any common stock for cash.

Stock Issued for Services

During period ended April 30, 2011, the Company did not issue any shares of common stock for services.

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted.

As of April 30, 2011 there were 5,750,000 shares of Series B Preferred Stock outstanding; and on October 31, 2010 there were 5,750,000 shares outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock.

Note 10. Common Stock Options

During the three months ended April 30, 2011, there were no stock option granted nor were any issued and outstanding.
















THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

Note 10. Convertible Units


During the quarter ended April 30, 2011 the Company made available through its Venture Capital Partners Llc subsidiary authorized the sale of $1,000,000 convertible units. Such units are are convertible into common shares at the ratio of (100:1 at $0.01).


Note 11. Litigation

As of January 31, 2011, the Company was not a party to any existing or threatened litigation.


Note 12. Related Party Transactions

Dr. Harold Terry

As of April 30 2011, the balances owed for the convertible note is $705,000, these notes are unsecured, non-interest bearing at 7%.

As of April 30, 2011, the interest owed on these notes payable is $247,709.

As of April 30, 2011, the balance owed for the studio rent is $450,000.


Gordon Scott Venters

Effective April 30, 2011, Gordon Scott Venters, entered into a three-year employment agreement with the Company, which is described above in Note 6-Commitments-Employment Agreements.


Note 12. Related Party Transactions (continued)

Gordon Scott Venters (continued)

As of April 30, 2011 Gordon S Venters was owed approximately $507,109.


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


Note 14. Subsequent Events

As of April 30, 2011 there were no subsequent events.



THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

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

Results of Operation

Revenue

Revenue for the six months ended April 30, 2011 was $4,895 compared with the six months ended April 30, 2010 of $18,750. The $13,855 decrease in revenue is primarily attributable to the decrease in subscription revenue.

Expenses


Selling, general and administrative expenses decreased $14,905 from $149,028 to $134,123 for the six months ended April 30, 2011, as compared to the same period in 2010. These decreases were primarily due to the Company's decrease in payroll costs.

Other

For the three months ended April 30, 2011 and 2010, the Company reported interest expense of $35,859 and $39,357, respectively, a decrease of $3,498 (9%).


THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

Liquidity and Capital Resources

As of April 30, 2011 the Company had assets of $22,385 against total liabilities of $2,281,068. The Company has an accumulated deficit of approximately $9,100,560 as of April 30, 2011, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company's future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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


THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011

Item 4. Controls and procedures

(a)     Evalustion of disclosure and procedures - continued.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011.

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


THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011


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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended April 30, 2011, there was no modification ofany instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.  Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

The Company does not have any other material information to report with respect to the three month period ended April 30, 2011.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

	33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter ended April 30, 2011.





SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused thisreport to be signed on its behalf by the undersigned, thereunto duly authorized.


THE MOVIE STUDIO, INC.

Date:  April 23, 2013

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


Dated:  April 23, 2013

/s/ Gordon Scott Venters
Gordon Scott Venters
Chief Executive Officer
Chief Accounting Officer



























EXHIBIT 33.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of The Movie Studio, Inc.
on Form 10-Q for the period ending April 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon Scott Venters, Chief Executive Officer and Chief Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:   /s/ Gordon Scott Venters
       Gordon Scott Venters
       Chief Executive Officer
       Chief Accounting Officer

Dated:  April 23, 2013































