Form 10-Q/A
period 2011-01-31
MOVIE STUDIO, INC.
filed 2013-07-08
CIK 1109067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________, to ____________

Commission File Number 000-30800

THE MOVIE STUDIO, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	65-0494581
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

530 North Federal Highway, Ft. Lauderdale, Florida 33301

(Address of Principal Executive Offices)

(954) 332-6600

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes  [  ]   No  [X]

There were 131,182,473 shares of the Registrant’s $0.0001 par value common stock outstanding as of Jun 17, 2013.

Explanatory Note

The Movie Studio, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2011, originally filed with the US Securities and Exchange Commission (“SEC”) on April 19, 2013 (the “Original Filing”), to amend and restate its consolidated balance sheet at January 31, 2011 and consolidated statement of operations and consolidated statements of cash flows for the three month period ended January 31, 2011, to correct errors associated with the inclusion of incorrect financial results in the aforementioned consolidated financial statements.

Also, the Company failed to include in the MD&A section a discussion of the financial results for the three months ended January 31, 2011. In addition to omitting a discussion of the three months ended January 31, 2011 from the MD&A section, the Company’s discussion for the six months ended January 31, 2011 was based on the incorrect financial results referred to above. Additionally, the subsequent event footnote was not properly presented.

In addition to the comments presented above, the Original Filing was submitted by the Company to the SEC before it was reviewed by its independent registered public accounting firm.

Except as discussed above, we have not modified or updated disclosures present in the Original Filing, except as required to reflect the effects of the restatement in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after our Original Filing or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time the Original Filing.

The following items have been amended as a result of the restatement.

Part I.	Item 1.	Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets - January 31, 2011 (as restated)
Consolidated Statement of Operations - Three months
ended January 31, 2011 (as restated)
Consolidated Statement of Cash Flows - Three months ended
January 31, 2011 (as restated)
Notes to Consolidated Financial Statements
	Item 2.	Management Discussion and Analysis

This Quarterly Report on Form 10-Q/A should be read in conjunction with our filings on Form 10-Q/A for the quarterly periods ended April 30, 2011 and July 31, 2011 as well as our current reports on Form 8-K filed subsequent to the date of this original filing.

The Movie Studio, Inc.

PART I — FINANCIAL INFORMATION

Statements in this Form 10-Q Quarterly Report may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10-Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation” and in other documents which we file with the Securities and Exchange Commission.

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

Item 1.     Financial Statements

THE MOVIE STUDIO, INC.

Table of Contents

PAGE

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to Financial Statements	8 - 18

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

	January 31,	October 31,
	2011	2010
	(As Restated,
	See Note 13)
Assets
Current assets
Cash	$ 1,880	$ 19
Total current assets	1,880	19

Property and equipment, net	8,490	9,129
Acquired amortizable intangible assets	1,105	1,180

Total assets	$ 11,475	$ 10,328

Liabilities and stockholders' deficiency

Current liabilities
Accrued rent - related party	$ 436,500	$ 423,000
Payroll taxes payable	310,436	299,923
Convertible notes payable - related party	705,000	705,000
Loans payable - related party	495,155	461,905
Accrued interest - related party	216,907	205,368
Total current liabilities	2,163,998	2,095,196

Total liabilities	2,163,998	2,095,196

Stockholders' deficiency

Preferred stock, Series B convertible ($.0001 par value)
5,750,000 authorized, issued and outstaning
at January 31, 2011 and October 31, 2010, respectively	206,000	206,000

Common stock,( $.0001 par value); 200,000,000 shares
authorized, 102,355,260 and 102,355,260
shares issued and outstanding
at January 31,2011 and October 31, 2010, respectively	6,626,877	6,626,877
Accumulated deficit	(8,985,400)	(8,917,745)
Total stockholders' deficiency	(2,152,523)	(2,084,868)

Total liabilities and stockholders' deficiency	$ 11,475	$ 10,328

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

		Three Months Ended January 31,
		2011	2010
		(As Restated,
		See Note 13)
Sales		$ -	$ 8,985

Expenses:
	Selling, general and administrative expenses	47,464	66,342
	Consulting	-	-
	Interest expense	20,191	19,166
	Total expenses	67,655	85,508

Net loss before income taxes		(67,655)	(76,523)
	Income taxes	-	-

Net income (loss)		$ (67,655)	$ (76,523)

Basic and diluted loss per share:

	Basic and diluted loss per share:	$ -	$ -
	Weighted average number of common
	shares outstanding, basic and fully diluted	102,355,260	96,855,260

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Cash Flows

	Three Months Ended

	January 31,

	2011	2010
	(As Restated,
	See Note 13)
Cash flows from operating activities:
Net loss	$ (67,655)	$ (76,523)

Adjustment to reconcile net loss to net
net cash used by operating activities:

Depreciation and amortization	714	1,553

Changes in operating assets and liabilities:
Increase in payables and accrued expenses	33,250	-
Increase in accrued rent - related party	13,500	13,500
Increase in accrued interest - related party	11,539	10,050
Increase in payroll taxes payable	10,513	9,116

Net cash used in operating activities	1,861	(42,304)

Cash flows from investing activities
Acquisition of fixed assets	-	(1,080)
	-	(1,080)
Cash flows from financing activities
Proceeds from related party loan to the company	-	43,435
Net cash provided by investing activities	-	43,435

Net incresase(decrease) in cash	1,861	51
Cash, beginning of period	19	319

Cash, end of period	$ 1,880	$ 370

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

Note 2 – Summary of significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Entity’s Annual Report on Form 10-K for the year ended October 31, 2010 as filed with the SEC on January 12, 2013 (the “2010 Annual Report”).

The consolidated financial statements include the accounts of The Movie Studio, Inc. (formerly Destination Television, Inc.), a Delaware corporation, and its wholly owned subsidiary Destination Television, Inc., a Florida corporation. All significant inter-company account balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the quarter ended January 31, 2011 and the year ended October 31, 2010.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011

Note 2 – Summary of significant Accounting Policies (continued)

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

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011

Note 2 – Summary of significant Accounting Policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. No employee stock options or stock awards vested during during the quarter ended January 31,2011 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $-0- and $-0- during the three month periods ended January 31, 2011 and January 31, 2010, respectively, related to consulting services.

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

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011

Note 2 – Summary of significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

Comprehensive Income: In June 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income. Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the statements of shareholders’ equity. The amendment must be applied retrospectively and is effective for fiscal years and the interim periods within those years, beginning after December 15, 2011.

In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the statements of operations. This amendment is effective for interim and annual periods beginning after December 15, 2012

The Company has adopted all accounting pronouncements issued through May 7, 2013, none of which had a material impact on the Company’s financial statements.

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

Note 3 – Going Concern (continued)

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2011	$300
2012	300
2013	300
Thereafter	280

Total expected annual amortization expense	$1,180

Note 5 - Income Taxes

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

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011

Note 5 - Income Taxes (continued)

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	January 31,	October 31,
	2011	20
Deferred tax asset:
Net operating loss carryforwards	$4,447,341	$4,405,757
Other Temporary differences	0	1,800
Deferred tax asset	4,447,341	4,407,557
Less: Valuation allowance	(4,447,341)	(4,407,557)
Net deferred tax asset	$0	$0

	January 31,	October 31,
	2011	2010
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(5)	(5)
(net of federal benefits)
Other temporary differences	-	-
Valuation allowance	39	39

	-%	-%

Note 6 - Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $13,500 for each of the three month periods ended January 31, 2011 and 2010, respectively.

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2004. The agreement was for an initial period of three years, with automatic renewals of one year. The employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months’ salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of January 31, 2011, Mr. Venters was owed $447,847 for accrued unpaid salary. As of October 31, 2010, Mr. Venters was owed $414,597 for accrued unpaid salary.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011

Note 7 - Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes. As of July 31, 2009, the total of payroll taxes payable, including estimated interest and penalties, was $261,710. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional 13 lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination which also was rejected in June 2009. The Company plans to submit a revised Offer in Compromise. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008, 2009 and 2010 have been paid as required.

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

Note 9 - Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During period ended January 31, 2011, the Company did not issue any shares of stock.

Stock Issued for Services

In During period ended January 31, 2011, the Company did not issue any shares of common stock.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011

Note 9 - Stockholders' Deficiency (continued)

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of January 31, 2010, there were 5,750,000 shares of Series B Preferred Stock outstanding and on October 31, 2009 there were 5,750,000 shares outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock.

Note 10- Common Stock Options

No options or warrants were outstanding at January 31, 2011 and October 31, 2010.

Note 11 – Litigation

As of January 31, 2011, the Company was not a party to any existing or threatened litigation.

Note 12 - Related Party Transactions

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

On May 16, 2008, the Company borrowed $30,000 from Dr. Terry. The loan which is unsecured is payable in one-year with 6% interest. In fiscal year 2007, Dr. Terry made $125,000 of unsecured loans to the Company. As of January 31, 2011, the total of unsecured loans payable to Dr. Terry totaled $205,000.

The Company leases the building that houses its offices from Dr. Terry on a month-to-month basis, at $4,500 per month, which has been accrued by the Company but not paid.

As of January 31, 2011 and October 31, 2010, the Company owed Dr. Terry for accrued interest $216,907 and $205,368, respectively; and for accrued rent $436,500 and $423,000, respectively. These amounts are included in the accompanying consolidated balance sheets as accrued interest – related party and accounts and accrued expenses payable, respectively.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011

Note 12 - Related Party Transactions (continued)

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

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan; in addition to the repayment of $5,000 loan, the Company also issued 500,000 if its $0.0001 par value common stock in exchange for the $25,000 loan and accrued wages. These shares were valued at $0.052 per shares. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of January 31, 2010, Mr. Venters was owed $291,992 for accrued unpaid salary. October 31, 2009, Mr. Venters was owed $248,557.

Note 13– Restatement

This Amendment to the Company’s Form 10-Q, which was filed on April 19, 2013, restates the consolidated balance sheets at January 31, 2011, consolidated statement of operations for the three month periods ended January 31, 2011, and the consolidated statement of cash flows for the three month period ended January 31, 2011, to correct errors associated with the inclusion of incorrect financial results in the aforementioned consolidated financial statements. The effect of the correction of these errors was to increase net loss by $714 for the three months ended January 31, 2011.

The following table presents the effect of restatement on the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows:

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011

Note 13– Restatement (continued)

	Consolidated Balance Sheets
	At Janury 31, 2011
	Originally	Restatement
	Reported	Adjsutment	Restatement
Total assets	$ 12,189	$ (714)	$ 11,475

Total liabilities	2,164,712	(714)	2,163,998

Total stockholders' deficiency	(2,152,523)	-	(2,152,523)

Total liabilities and stockholders' deficiency	$ 12,189	$ (714)	$ 11,475

	Consolidated Statement of Operations
	Three Months Ended January 31, 2011
Sales	$ -	$ -	$ -

Expenses:
Selling general and administrative expenses	33,250	14,214	47,464
Studio Rent	13,500	(13,500)	-
Interest expense	20,191		20,191
Total expenses	66,941	714	67,655

Net loss	$ 66,941	$ 714	$ 67,655

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011

Note 13– Restatement (continued)

	Consolidated Statement of Cash Flows
	Three Months Ended January 31, 2011

Cash flows from operating activities
Net loss	$ (67,655)	$ -	$ (67,655)

Adjustments to reconcile net loss to net
cash used by operating activities:

Depreciation	714	-	714
Accounts payable and accrued expenses	34,311	(1,061)	33,250
Accrued rent	13,500	-	13,500
Accrued interest	11,075	464	11,539
Payroll taxes payable	9,116	1,397	10,513

Net cash used in operating activities	1,061	800	1,861

Cash flows from financing activities:
Proceeds from issuance of common stock	-	-	-
Proceedes from relating party loan	-	-	-

Net cash provided by investing activities	-	-	-

Net increase (decrease) in cash	1,061	800	1,861
Cash, beginning of period	819	(800)	19

Cash, end of period	$ 1,880	$ -	$ 1,880

Note 14 – Subsequent Events

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

In November 2012, the Company changed its name from Destination Television, Inc. to the Movie Studio, Inc.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2011

Note 14 – Subsequent Events (continued)

During the month of November 2012, the Company became involved in litigation regarding the ownership of equipment left in the building by a previous tenant. The building serves as the corporate headquarters for the Company. The Company was ordered by the court to preserve the equipment until ownership can be established by the court. The Company has made no claim of ownership of the equipment and expects to be dismissed from the litigation

Item 2. Management’s Discussion and Analysis of Financial Conditions and

Results of Operations

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

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

Results of Operation

Three Months Ended January 31, 2011 Compared to Three Months Ended July 31, 2010

Revenue

Revenue decreased from $8,985 to $-0- for the three months ended January 31, 2011 compared to the same period in 2010. The $8,985 decrease in revenue is primarily attributable to the decrease in subscription revenue.

Expenses

Selling, general and administrative expenses decreased $18,818 from $66,342 to $47,464 for the three months ended January 31, 2011, as compared to the same period in 2010. These decreases were primarily due to the Company’s decreasing payroll costs.

Other

For the three months ended January 31, 2011 and 2010, the Company reported interest expense of $20,191 and $19,166, respectively, an increase of $1,025 or 5.4%.

Liquidity and Capital Resources

As of January 31, 2011 the Company had assets of $11,475 as against total liabilities of $2,163,998. The Company has an accumulated deficit of approximately $8.9 million as of January 31, 2011, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of January 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of January 31, 2010 our internal control over financial reporting was not effective.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of January 31, 2010, our disclosure controls and procedures were not effective.

(b) Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended January 31, 2010, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the nine month period ended January 31, 2011.

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

Date: June 17, 2013

/s/ Gordon Scott Venters

Gordon Scott Venters

President, Secretary and Director

EXHIBIT 33.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

I, Gordon Scott Venters, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of The Movie Studio, Inc.

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4.	The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)	Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in this report any change in the small business issuer’s internal control over financing reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.	The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and
(b)	Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated: June 17, 2013

/s/ Gordon Scott Venters

Gordon Scott Venters

Chief Executive Officer

Chief Accounting Officer

EXHIBIT 33.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of The Movie Studio, Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gordon Scott Venters, Chief Executive Officer and Chief Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Gordon Scott Venters

Gordon Scott Venters

Chief Executive Officer

Chief Accounting Officer

Dated: June 17, 2013