Form 10-Q/A
period 2011-04-30
MOVIE STUDIO, INC.
filed 2013-07-08
CIK 1109067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

 Yes  [ ]    No  [X]

There were 131,182,473 shares of the Registrant’s $0.0001 par value common stock outstanding as of July 12, 2013.

Explanatory Note

The Movie Studio, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q/A for the quarterly period ended April 30, 2011, originally filed with the US Securities and Exchange Commission (“SEC”) on April 23, 2013 (the “Original Filing”), to amend and restate its consolidated balance sheet at April 30, 2011, consolidated statement of operations for the for the three and six month periods ended April 30, 2011, and the consolidated statement of cash flows for the six month period ended April 30, 2011, to correct errors associated with the inclusion of incorrect financial results in the aforementioned consolidated financial statements.

Also, the Company failed to include in the MD&A section a discussion of the financial results for the three months ended April 30, 2011. In addition to omitting a discussion of the three months ended April 30, 2011 from the MD&A section, the Company’s discussion for the six months ended April 30, 2011 was based on the incorrect financial results referred to above. Additionally, the subsequent event footnote was not properly presented.

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

Consolidated Balance Sheets - April 30, 2011 (as restated)
Colsolidated Statement of Operations - Three and six months
ended April 30, 2011 (as restated)
Consolidated Statement of Cash Flows - Six months ended
April 30, 2011 (as restated)
Notes to Consolidated Financial Statements
Item 2.	Management Discussion and Analysis

This Quarterly Report on Form 10-Q/A should be read in conjunction with our filings on Form 10-Q/A for the quarterly periods ended January 31, 2011 and July 31, 2011 as well as our current reports on Form 8-K filed subsequent to the date of this original filing.

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

Item 1.     Financial Statements

THE MOVIE STUDIO, INC.

Table of Contents

PAGE

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to Financial Statements	8 - 18

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

	April 30,	October 31,
	2011	2010
	(As Restated,
	See Note 13)
Assets
Current assets
Cash	$ 19	$ 19
Total current assets	19	19

Property and equipment, net	7,851	9,129
Acquired amortizable intangible assets	1,030	1,180

Total assets	$ 8,900	$ 10,328

Liabilities and stockholders' deficiency
Current liabilities
Accrued rent - related party	$ -	$ 423,000
Payroll taxes payable	318,155	299,923
Convertible notes payable - related party	-	461,905
Loans payable - related party	1,881,825	705,000
Accrued interest - related party	-	205,368
Total current liabilities	2,199,980	2,095,196

Long-term debt, net of current portion	-	-

Total liabilities	2,199,980	2,095,196

Stockholders' deficiency

Preferred stock, Series B convertible $.0001 par value;
5,750,000 authorized, issued and outstaning at April 30, 2011
and October 31, 2010, respectively	206,000	206,000

Common stock, $.0001 par value; 200,000,000 shares
authorized, 102,355,260 and 102,355,260 shares issued and outstanding
at April 30,2011 and October 31, 2010, respectively	6,626,877	6,626,877
Accumulated deficit	(9,023,957)	(8,917,745)
Total stockholders' deficiency	(2,191,080)	(2,084,868)
Total liabilities and stockholders' deficiency	$ 8,900	$ 10,328

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
	(As Restated,		(As Restated,
	See Note 13)		See Note 13)

Sales	$ -	$ 9,765	$ -	$ 18,750

Expenses:
Selling, general and administrative expenses	33,964	82,686	81,428	149,028
Consulting	-	4,450	-	4,450
Interest expense	4,593	20,191	24,784	39,357
Total expenses	38,557	107,327	106,212	192,835

Net loss before income taxes	(38,557)	(97,562)	(106,212)	(174,085)

Income taxes	-	-	-	-

Net income (loss)	$ (38,557)	$ (97,562)	$ (106,212)	$ (174,085)

Basic and diluted loss per share:

Basic and diluted loss per share:	$ -	$ -	$ -	$ -
Weighted average number of
common shares outstanding,
basic and fully diluted	102,355,260	99,849,643	102,355,260	101,123,215

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statement of Cash Flows

	Six Months Ended
	April 30,
	2011	2010
	(As Restated,
	See Note 13)
Cash flows from operating activities:
Net loss	$ (106,212)	$ (174,085)
Adjustment to reconcile net loss to net
net cash used by operating activities:
Depreciation	1,428	3,106

Changes in operating assets and liabilities:
Accounts payables and accrued expenses	-	-
Accrued rent - related party	(423,000)	27,000
Accrued interest - related party	(205,368)	21,125
Payroll taxes payable	18,232	18,232
Net cash used in operating activities	(714,920)	(104,622)

Cash flows from investing activities
Acquisition of fixed assets	-	(1,080)
	-	(1,080)
Cash flows from financing activities
Proceeds from issuance of common stock	-	27,500
Proceeds from related party loan to the company	714,920	93,620
Net cash provided by investing activities	714,920	121,120

Net increase(decrease) in cash	-	15,418
Cash, beginning of period	19	319

Cash, end of period	$ 19	$ 15,737

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the quarter ended April 30, 2011 and the year ended October 31, 2010.

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

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $-0- and $-0- during the six months ended April 30, 2011 and 2010, respectively, related to consulting services.

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

In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the statements of operations. This amendment is effective for interim and annual periods beginning after December 15, 2012

The Company has adopted all accounting pronouncements issued through May 9, 2013, none of which had a material impact on the Company’s financial statements.

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2011	$ 300
2012	300
2012	300
Thereafter	280
Total expected annual amortization expense	$ 1,180

Note 5 - Income Taxes

The Company has approximately $9 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2031. The Company has adopted FASB ASC Topic 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011

Note 5 - Income Taxes (continued)

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	April 30,	October 31,
	2011	2010
Deferred tax asset:
Net operating loss carryforwards	$3,420,000	$3,382,000
Other Temporary differences	—	0
Deferred tax asset	3,420,000	3,382,000
Less: Valuation allowance	(3,420,000)	(3,382,000)
Net deferred tax asset	$—	$—

	April 30,	October 31,
	2011	2010
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(4)	(4)
(net of federal benefits)
Other temporary differences	—	—
Valuation allowance	38	38
	—%	—%

Note 6 - Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $13,500 for each of the three months ended April 30, 2011 and 2010, respectively.

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2004. The agreement was for an initial period of three years, with automatic renewals of one year. The employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months’ salary in the event of a change of control or termination without cause, or if the employee terminates for good reason. As of April 30, 2011, Mr. Venters was owed $481,097 for accrued unpaid salary. As of October 31, 2010, Mr. Venters was owed $414,597 for accrued unpaid salary.

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

Note 9 - Stockholders' Deficiency

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

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011

Note 9 - Stockholders' Deficiency (continued)

Stock Issued for Services (continued)

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

Note 10- Common Stock Options

No options or warrants were outstanding at April 30, 2011 and October 31, 2010.

Note 11 – Litigation

As of April 30, 2011, the Company was not a party to any existing or threatened litigation.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011

Note 12 - Related Party Transactions

G0ordon Scott Venters

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

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan ; in addition to the repayment of the $5,000 loan, the Company also issued 500,000 of its $0.0001 par value common stock in exchange for the $25,000 loan and accrued wages. These shares were valued at $0.052 per share. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of April 30, 2011, $481,097 was due to Mr. Venters for accrued unpaid salary. October 31, 2010, $414,597 was due to Mr. Venters for accrued unpaid salary.

Note 13– Restatement

This Amendment to the Company’s Form 10-Q, which was filed on April 23, 2013, restates the consolidated balance sheets at April 30, 2011, consolidated statement of operations for the three and six month periods ended April 30, 2011, and the consolidated statement of cash flows for the six month period ended April 30, 2011, to correct errors associated with the inclusion of incorrect financial results in the aforementioned consolidated financial statements. The effect of the correction of these errors was to increase net loss by $1,559 for the three months ended April 30, 2011 and decrease net loss by $23,016 for the six months ended April 30, 2011.

The following table presents the effect of restatement on the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows:

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011

Note 13– Restatement (continued)

	Consolidated Balance Sheets
	At April 30, 2011

	Originally	Restatement
	Reported	Adjsutment	Restatement

Total assets	$ 22,385	$ (13,485)	$ 8,900

Total liabilities	2,227,481	(27,601)	2,199,880

Total stockholders' deficiency	(2,204,096)	13,016	(2,191,080)

Total liabilities and stockholders' deficiency	$ 23,385	(14,485)	$ 8,900

	Consolidated Statement of Operations
	Three Months Ended April 30, 2011
Sales	$ 4,896	$ (4,896)	$ -

Expenses:
Selling general and administrative expenses	34,704	(740)	33,964
Consulting	2,597	(2,597)	-
Interest expense	4,593		4,593

Total expenses	41,894	(3,337)	38,557

Net loss	$ (36,998)	$ (1,559)	$ (38,557)

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011

Note 13– Restatement (continued)

	Consolidated Statement of Operations
	Six Months Ended April 30, 2011

Sales	$ 4,896	$ (4,896)	$ -

Expenses:
Selling general and administrative expenses	95,668	(14,240)	81,428
Consulting	2,597	(2,597)	-
Interest expense	35,859	(11,075)	24,784

Total expenses	134,124	(27,912)	106,212

Net loss	$ 129,228	$ (23,016)	$ 106,212

	Consolidated Statement of Cash Flows
	Six Months Ended April 30, 2011
Cash flows from operating activities
Net loss	$ (129,228)	$ 23,016	$ (106,212)

Adjustments to reconcile net loss to net
cash used by operating activities:

Depreciation	1,428	-	1,428
Accounts payable and accrued expenses	66,500	(66,500)	-
Accrued rent	27,000	(450,000)	(423,000)
Accrued interest	35,859	(241,227)	(205,368)
Payroll taxes payable		18,232	18,232
Movie-in progress	(4,054)	4,054	-

Net cash used in operating activities	(2,495)	(735,441)	(714,920)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,000	(10,000)	-
Proceedes from relating party loan	-	714,920	714,920
Net cash provided by investing activities	10,000	704,920	714,920

Net increase (decrease) in cash	7,505	(7,505)	-
Cash, beginning of period	1,890	(1,871)	19
Cash, end of period	$ 9,395	$ (9,376)	$ 19

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011

Note 14– Subsequent Events

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

Results of Operation

Three months ended April 30, 2011 compared with three months ended April 20, 2010.

Revenue

Revenue decreased from $9,765 to $-0- for the three months ended April 30, 2011 compared to the same period in 2010. The $9,765 decrease in revenue is primarily attributable to the increase in subscription revenue.

Expenses

For the three months period ended April 30, 2011 and 2010, the Company reported $-0- and $4,450 for consulting expenses. The decrease is attributable to the discontinuation of the use of outside consultants.

Selling, general and administrative expenses decreased $48,722 from $82,686 to $33,964 for the three months ended April 30, 2011, as compared to the same period in 2010. These decreases were primarily due to the Company’s decreasing payroll costs.

Other

For the three months ended April 30, 2011 and 2010, the Company reported interest expense of $4,593 and $20,191, respectively, a decrease of $15,598(77.3%).

Six months ended April 30, 2011 compared with six months ended April 20, 2010.

Revenue

Revenue decreased from $18,750 to $-0- for the six months ended April 30, 2011 compared to the same period in 2010. The $18,750 decrease in revenue is primarily attributable to the decrease in subscription revenue.

Expenses

For the six months period ended April 30, 2011 and 2010, the Company reported $-0- and $4,450, respectively, for consulting expenses. The decrease is attributable to the discontinued use of outside consultants.

Selling, general and administrative expenses decreased $67,600 from $149,028 to $81,428 for the six months ended April 30, 2011, as compared to the same period in 2010. These decreases were primarily due to the Company’s decreasing payroll costs.

Other

For the six months ended April 30, 2011 and 2010, the Company reported interest expense of $24,784 and $39,357, respectively, a decrease of $14,573(37.0%).

Liquidity and Capital Resources

As of April 30, 2011 the Company had assets of $8,900 as against total liabilities of $2,199,980. The Company has an accumulated deficit of approximately $9,000,000 as of April 30, 2011, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of April 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of April 30, 2011 our internal control over financial reporting was not effective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011. Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of April 30, 2011, our disclosure controls and procedures were not effective.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended April 30, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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