Form 10-Q/A
period 2011-07-31
MOVIE STUDIO, INC.
filed 2013-07-08
CIK 1109067

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

Yes  [ ]    No  [x]

There were 131,182,473 shares of the Registrant’s $0.0001 par value common stock outstanding as of June 12, 2013.

Explanatory Note

The Movie Studio, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q/A for the quarterly period ended July 31, 2011, originally filed with the US Securities and Exchange Commission (“SEC”) on June 10, 2013 (the “Original Filing”), to amend and restate its consolidated balance sheet at July 31, 2011, consolidated statement of operations for the for the three and nine month periods ended July 31, 2011, and the consolidated statement of cash flows for the nine month period ended July 31, 2011, to correct errors associated with the inclusion of incorrect financial results in the aforementioned consolidated financial statements.

Also, the Company failed to include in the MD&A section a discussion of the financial results for the three months ended July 31, 2011. In addition to omitting a discussion of the three months ended July 31, 2011 from the MD&A section, the Company’s discussion for the nine months ended July 31, 2011 was based on the incorrect financial results referred to above. Additionally, the subsequent event footnote was not properly presented.

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

Consolidated Balance Sheets - July 31, 2011 (as restated)
Colsolidated Statement of Operations - Three and nine months ended July 31, 2011 (as restated)
Consolidated Statement of Cash Flows - nine months ended
July 31, 2011 (as restated)
Notes to Consolidated Financial Statements
Item 2.	Management Discussion and Analysis

This Quarterly Report on Form 10-Q/A should be read in conjunction with our filings on Form 10-Q/A for the quarterly periods ended January 31, 2011 and April 30, 2011 as well as our current reports on Form 8-K filed subsequent to the date of this original filing.

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

Item 1.     Financial Statements

THE MOVIE STUDIO, INC.

Table of Contents
PAGE

Consolidated Balance Sheets	5

Consolidated Statements of Operations	6

Consolidated Statements of Cash Flows	7

Notes to Financial Statements	8 - 18

Consolidated Balance Sheets

	July 31,	October 31,
	2011	2010
	(As Restated,
	See Note 13)
Assets
Current assets
Cash	$ 19	$ 19
Total current assets	19	19

Property and equipment, net	7,213	9,129
Acquired amortizable intangible assets	955	1,180
Total assets	$ 8,187	$ 10,328

Liabilities and stockholders' deficiency
Current liabilities
Accounts payable and accrued liabilities	$ -	$ 458,332
Payroll taxes payable	327,471	299,923
Convertible notes payable - related party	-	500,000
Loans payable - related party	1,914,875	666,705
Accrued interest - related party	-	205,367
Total current liabilities	2,242,346	2,130,327

Stockholders' deficiency
Preferred stock, Series B convertible, $.0001 par value;
5,750,000 authorized, issued and outstanding at July 31, 2011
and October 31, 2010, respectively	206,000	206,000

Common stock, $.0001 par value; 200,000,000 shares
authorized, 102,355,260 and 102,355,260 shares issued and
outstanding at July 31, 2011 and October 31, 2010, respectively	6,626,877	6,626,877
Accumulated deficit	(9,067,036)	(8,952,876)
Total stockholders' deficiency	(2,234,159)	(2,119,999)
Total liabilities and stockholders' deficiency	$ 8,187	$ 10,328

The accompanying footnotes are an integral part of these financial statements.

(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2011	2010	2011	2010
	(As Restated,		(As Restated,
	See Note 13)		See Note 13)

Sales	$ -	$ 7,363	$ -	$ 26,114

Expenses:
Selling, general and
administrative expenses	33,964	74,292	115,391	223,320
Consulting	-	250	-	4,700
Interest expense	9,116	20,191	33,900	59,548
Total expenses	43,080	94,733	149,291	287,568
Net loss before income taxes	(43,080)	(87,370)	(149,291)	(261,454)
Income taxes	-	-	-	-

Net income (loss)	(43,080)	(87,370)	(149,291)	(261,454)

Basic and diluted loss per share:
Basic and diluted loss per share:	$ -	$ -	$ -	$ -
Weighted average number of common
shares outstanding, basic
and fully diluted	102,355,260	102,355,260	98,971,698	98,971,698

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Cash Flows

	Nine Months Ended
	Julyl 31,

	2011	2010
	(As Restated,
	See Note 13)

Cash flows from operating activities:
Net loss	$ (149,291)	$ (261,454)

Adjustment to reconcile net loss to net
net cash used by operating activities:
Depreciation	2,141	4,659
Changes in operating assets and liabilities:
Payables and accrued expenses	13,500	40,500
Accrued interest - related party	11,539	32,200
Payroll taxes payable	27,348	27,348
Net cash used in operating activities	(94,763)	(156,747)

Cash flows from investing activities
Acquisition of fixed assets	-	(1,080)
	-	(1,080)
Cash flows from financing activities
Proceeds from issuance of common stock	-	27,500
Proceeds from related party loan to the company	94,763	131,355
Net cash provided by investing activities	94,763	158,855

Net incresase(decrease) in cash	-	1,028
Cash, beginning of period	19	319

Cash, end of period	$ 19	$ 1,347

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

Note 1 – Description of Business

Destination Television, Inc. (the "Company") is a Delaware corporation formed in 1961 under the name Magic Fingers, Inc. By amendment of its certificate of incorporation, the Company's name was changed in 1999 to Magicinc.com and in April 2002 to Magic Media Networks, Inc. and in February 2007 to its current title. Through the period ended January 31, 2010, the Company devoted substantially all its efforts to reorganizing its financial affairs and settling its debt obligations. During the fiscal years ended October 31, 2000 and October 31, 2001, the Company was engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, the Company redirected its business focus to the development of a private television network, in high traffic locations such as bars and nightclubs. During the development process, the Company received incidental revenue from the sale of advertising and the production of commercials.

Note 2 – Summary of significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Entity’s Annual Report on Form 10-K for the year ended October 31, 2010 as filed with the SEC on January 12, 2013 (the “2010 Annual Report”)

The consolidated financial statements include the accounts of The Movie Studio, Inc. (Formerly Destination Television, Inc.), a Delaware corporation, and its wholly owned subsidiary Destination Television, Inc., a Florida corporation. All significant inter-company account balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the nine months ended July 31, 2010 and the year ended October 31, 2009.

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

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

Note 2 – Summary of significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Income Taxes,” which requires accounting for deferred income taxes under the asset and liability method. Deferred income tax asset and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

Note 2 – Summary of significant Accounting Policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. No employee stock options or stock awards vested during 2011 or 2010 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $-0- and $170,430 during the nine months ended July 31, 2011 and 2010, respectively, related to consulting services.

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

In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the statements of operations. This amendment is effective for interim and annual periods beginning after December 15, 2012

The Company has adopted all accounting pronouncements issued through July 31, 2012, none of which have had a material impact on the Company’s financial statements.

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2010	$300
2011	300
2012	300
2012	300
Thereafter	280
Total expected annual amortization expense	$1,480

Note 5 - Income Taxes

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

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

Note 5 - Income Taxes (continued)

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	July 31,	October 31,
	2011	2010
Deferred tax asset:
Net operating loss carryforwards	$3,463,000	$3,382,000
Other Temporary differences	-	-
Deferred tax asset	3,463,000	3,382,000
Less: Valuation allowance	(3,463,000)	(3,382,000)
Net deferred tax asset	$-	$-

	July 31,	October 31,
	2011	2010
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(4)	(4)
(net of federal benefits)
Other temporary differences	-	-
Valuation allowance	38	38
	-%	-%

Note 6 - Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $13,500 for the nine months ended July 31, 2011 and 2010.

Employment Agreements

Gordon Scott Venters is employed as the Company's president and chief executive officer, pursuant to an employment agreement, effective November 1, 2004. The agreement was for an initial period of three years, with automatic renewals of one year. The employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the board of directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination (without cause), or if the employee terminates for good reason. As of October 31, 2011, Mr. Venters was owed $547,347 for accrued unpaid salary. As of October 31, 2010, Mr. Venters was owed $414,597 for accrued unpaid salary.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

Note 7 - Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes. As of July 31, 2009, the total of payroll taxes payable, including estimated interest and penalties, was $261,710. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination which also was rejected in June 2009. The IRS has determined that the debt is uncollectible from the Company, and has begun pursuing the president for the trust portion of the tax. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008, 2009, and 2010 have been paid as required.

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

Note 9 - Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During the nine months ended July 31, 2011, the Company did not issue any shares of common stock.

During fiscal year ended October 31, 2010, the Company issued to accredited investors a total of 5,500,000 shares of common stock for $0.005 per share for a total of $27,500.

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

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

Note 9 - Stockholders' Deficiency (continued)

Common Stock (continued)

Stock Issued for Services

In During period ended July 31, 2011, the Company did not issue any shares of common stock.

Preferred Stock

Series B Preferred Stock

The Series B preferred stock is identical in all aspects to the common stock, including the right to receive dividends, except that each share of Series B preferred stock has voting rights equivalent to four times the number of shares of common stock into which it could be converted. As of July 31, 2011 there were 5,750,000 shares of Series B preferred stock outstanding and on October 31, 2010 there were 5,750,000 shares outstanding. Each share of Series B preferred stock is convertible into one share of common stock.

Note 10- Common Stock Options

No options or warrants were outstanding at July 31, 2011 and October 31, 2010.

Note 11 – Litigation

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

At April 30, 2011, the amount payable on demand to Ventures Capital Partners, LLC totaled $1,353,420.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

Note 12 - Related Party Transactions (continued)

Gordon Scott Venters

Effective November 2007, Gordon Scott Venters, entered into an employment agreement with the Company, which is described above in Note 6- Commitments-Employment Agreements.

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

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan; in addition to the repayment of the $5,000 loan, the Company also issued 500,000 of its $0.0001 par value common stock in exchange for the $25,000 loan and accrued wages. These shares were valued at $0.052 per share. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of July 31, 2011, $514,347 was due to Mr. Venters for accrued unpaid salary. October 31, 2010, $414,597 was due to Mr. Venters for accrued unpaid salary.

Note 13– Restatement

This Amendment to the Company’s Form 10-Q, which was filed on June 10, 2013, restates the consolidated balance sheets at July 31, 2011, consolidated statement of operations for the three and nine month periods ended July 31, 2011, and the consolidated statement of cash flows for the nine month period ended July 31, 2011, to correct errors associated with the inclusion of incorrect financial results in the aforementioned consolidated financial statements. The effect of the correction of these errors was to decrease net loss by $25,025 for the three months ended July 31, 2011 and decrease net loss by $65,969 for the nine months ended July 31, 2011.

The following table presents the effect of restatement on the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows:

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

Note 13– Restatement-(continued)

	Consolidated Balance Sheets
	At July 31, 2011

	Originally	Restatement
	Reported	Adjsutment	Restatement

Total assets	$ 39,287	$ (31,100)	$ 8,187

Total liabilities	2,314,415	(72,069)	2,242,346

Total stockholders' deficiency	(2,275,128)	40,969	(2,234,159)

Total liabilities and stockholders' deficiency	$ 39,287	$ (31,100)	$ 8,187

	Consolidated Statement of Operations
	Three Months Ended July 31, 2011
Sales	$ 10,514	$ (10,514)	$ -

Expenses:
Selling general and administrative expenses	53,428	(19,464)	33,964
Interest expense	20,191	(11,075)	9,116
Total expenses	73,619	(30,539)	43,080

Net loss	$ (63,105)	$ 20,025	$ (43,080)

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

Note 13– Restatement-(continued)

	Consolidated Statement of Operations
	Nine Months Ended July 31, 2011
Sales	$ 15,409	$ (15,409)	$ -

Expenses:

Selling general and administrative expenses	185,735	(70,344)	115,391
Interest expense	44,934	(11,034)	33,900

Total expenses	230,669	(81,378)	149,291

Net loss	$ (215,260)	$ 65,969	$ (149,291)

	Consolidated Statement of Cash Flows
	Nine Months Ended July 31, 2011
Cash flows from operating activities
Net loss	$ (215,260)	$ 65,969	$ (149,291)

Adjustments to reconcile net loss to net
cash used by operating activities:

Depreciation	2,141	-	2,141
Accounts payable and accrued expenses	133,794	(120,294)	13,500
Accrued rent	40,500	(40,500)	-
Accrued interest	31,225	(19,686)	11,539
Payroll taxes payable	13,709	13,639	27,348
Movie-in progress	(12,572)	12,572	-

Net cash used in operating activities	(6,463)	(154,269)	(94,763)

Cash flows from financing activities:

Proceeds from issuance of common stock	25,000	(25,000)	-
Proceedes from relating party loan	-	94,763	94,763

Net cash provided by investing activities	25,000	69,763	94,763

Net increase (decrease) in cash	18,537	(18,537)	-
Cash, beginning of period	10	9	19
Cash, end of period	$ 18,547	$ (18,528)	$ 19

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011

Note 14 – Subsequent Events

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

Results of Operation

Three Months Ended July 31, 2011 Compared to Three months Ended July 31, 2010

Revenue

Revenue decreased from $7,363 to $-0- for the three months ended July 31, 2011, compared to the same period in 2010. The $7,363 decrease in revenue is primarily attributable to the decrease in subscription revenue.

Expenses

For the three months period ended July 31, 2011 and 2010, the Company reported $-0- and $250 for consulting expenses, respectively. The decrease is attributable to the discontinued use of outside consultants.

Selling, general and administrative expenses decreased $40,328 from $74,292 to $33,964 for the three months ended July 31, 2011, as compared to the same period in 2010. These decreases were primarily due to the Company’s decreasing payroll costs.

Other

For the three months ended July 31, 2011 and 2010, the Company reported interest expense of $9,116 and $20,191, respectively, a decrease of $11,075(54.9%).

Nine months Ended July 31, 2011 Compared to Nine Months Ended July 31, 2010

Revenue

Revenue decreased from $26,113 to $-0- for the nine months ended July 31, 2011, compared to the same period in 2010. The $26,113 decrease in revenue is primarily attributable to the decrease in subscription revenue.

Expenses

For the nine months period ended July 31, 2011 and 2010, the Company reported $-0- and $4,700 for consulting expenses, respectively. The decrease is attributable to the discontinued use of outside consultants.

Selling, general and administrative expenses decreased $107,929 from $223,320 to $115,391 for the nine months ended July 31, 2011, as compared to the same period in 2010. These decreases were primarily due to the Company’s decreasing payroll costs.

Other

For the nine months ended July 31, 2011 and 2010, the Company reported interest expense of $33,900 and $59,548, respectively, an increase of $26,648(44.8%).

Liquidity and Capital Resources

As of July, 2011 the Company had assets of $8,187 as against total liabilities of $2,242,346. The Company has an accumulated deficit of approximately $9,100,000 as of July 31, 2011, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.

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

Base on our assessment, we believe that, as of July 31, 2011 our internal control over financial reporting was not effective.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended July 31, 2011, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the nine month period ended July 31, 2011.

Item 6. Exhibits and Reports on Form 8-K

(a)                 Exhibits

33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 2011.

21

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of The Movie Studio, Inc. (the “Company”) on Form 10-Q for the period ending July 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gordon Scott Venters, Chief Executive Officer and Chief Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By: /s/ Gordon Scott Venters

Gordon Scott Venters

Chief Executive Officer

Chief Accounting Officer

Dated: June 17, 2013