Form 10-K
period 2011-10-31
MOVIE STUDIO, INC.
filed 2013-07-08
CIK 1109067

______________________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30800

THE MOVIE STUDIO, INC.

_______________________________________________________

(Exact name of registrant as specified in its charter)

Delaware	65-0494581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 North Federal Highway, Ft. Lauderdale, Florida 33301

_______________________________________________________________________________________________

(Address of Principal Executive Offices)

(954) 332-6600

______________________________________________________________________________________________

(Issuer’s telephone number)

(954) 765-6218

______________________________________________________________________________________________

(Issuer’s facsimile number)

______________________________________________________________________________________________

 (Former name, address and fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes___ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes___ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes___     No X

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

Large accelerated filer ____	Accelerated filer ____
Non-accelerated filer ____	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes___ No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 29, 2013, was $1,311,824

Number of shares of our common stock outstanding as of June 12, 2013 is: 131,182,473

Documents incorporated by reference: None

THE MOVIE STUDIO, INC. F/K/A DESTINATION TELEVISION, INC.

TABLE OF CONTENTS

		Page
	PART I

ITEM 1	DESCRIPTION OF BUSINESS	4
ITEM 1A	RISK FACTORS	9
ITEM 1B	UNRESOLVED STAFF COMMENTS	12
ITEM 2	PROPERTIES	12
ITEM 3	LEGAL PROCEEDINGS	12
ITEM 4	(REMOVED AND RESERVED)	13

	PART II

ITEM 5	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER	13
	PURCHASES OF EQUITY SECURITIES
ITEM 6	SELECTED FINANCIAL DATA	13
ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF	13
	OPERATIONS
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17
ITEM 8	CONSOLIDATED FINANCIAL STATEMENTS	18
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND	19
	FINANCIAL DISCLOSURE
ITEM 9A	CONTROLS AND PROCEDURES	19
ITEM 9B	OTHER INFORMATION	19

	PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	20
ITEM 11	EXECUTIVE COMPENSATION	20
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND	21
	RELATED STOCKHOLDER MATTERS
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	21
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	22

	PART IV

ITEM 15	EXHIBITS	22

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

GENERAL

The Movie Studio, Inc. F/K/A Destination Television, Inc. (“the Company" or “DSTV” or the "Registrant”) is a publicly traded vertically integrated motion picture production company that develops, manufactures and distributes independent motion picture content for worldwide consumption on a multitude of devices.

The Company is a broadcast media company that used its custom content and entertainment-based programming along with its proprietary technology to influence the purchasing decisions of millions of active consumers in targeted “away-from-home” leisure destinations.

The Company’s original core broadcast business was Bar TV, Gym TV, and Hotel TV, which were designed and implemented to focus on leisure destinations with entertaining and informative audio and video content, increasing the duration and frequency of consumer visits and duration of stay, generating incremental revenue and promoting the sale of specific products. The Company enabled advertisers and leisure/retailers to effectively and efficiently reach active consumers at the point of sale (POS) where most purchase decisions are made. In addition to influencing consumer behavior, the Company’s programming was proven to be successful in generating brand awareness and could create additional sales lift. The Company’s business motto was “Leisure Destinations driving traffic to Retail Locations.”

Over the years, the Company surveyed the media landscape, combining the best aspects of each medium into the DSTV’s business model, simultaneously applying it to a very unique physical space. In 2008, the US advertising industry consolidated, including digital signage space, because the industry did not provide a quantifiable measurement platform for its advertisers; at that time, The Company began to reorganize its business model. In 2009, The Company took the first steps in transitioning its core business operations into a new media platform, which included incorporating elements of its original media business model into its new business, The Movie Studio. In 2010, the Company took the next step, when it physically began transitioning its core business to the new platform. The Movie Studio platform consists of three verticals that operate synergistically with each other. Strategic Partner, is the first of the three verticals. In this vertical, the Company enters into agreements with substantial asset partners, wherein these partners can promote their brand, product, or service through the Movie Studio, which can offer them, through the its vertical integration model, a variety of opportunities, as a result of their association with the movie business. Each partner agreement is crafted in the best interest of the client’s needs or objectives.

Locations Pay Us is the second vertical, wherein we get paid for filming a scene of our movie at the location of a client. The excitement generated from motion picture production at given location can drive traffic to the client’s point of sale (POS); as a result, the Company and the client both benefit from this arrangement .. In addition, the Company utilizes its win-a-part-in-a-movie contest at the location; it also provides digital plates to the client’s location, which can utilize the key art shot of the location as base artwork for web, print or television at no additional cost in perpetuity. Clients have reported that their locations have seen double digit increases in their margins on the night of the filming event. Product Placement is the third vertical. The motion picture product placement industry is a two billion dollar industry; companies utilize this platform to create worldwide brand awareness for their brand, product or service, with the average movie impact of fifteen (15) years (in five year distribution cycles). In addition, these companies provides us products that we utilize at movie events for PPG (on premise promotional giveaways); they also gain additional branding exposure in direct interaction with the brands exact demographic.

The value proposition for investors is in the bi-product of manufacturing of a major motion picture asset(s), which reduces capital expenses (CAP X) by utilizing these vertical in the manufacturing of the intellectual property (movie) asset. The completed movie then employs a significant expense to revenue ratio, by utilizing these metrics. The motion picture asset is ultimately licensed to seventy (70) countries around the world (foreign market) and domestically in the traditional media outlet channels, movie theaters, television, DVD, pay cable, Video on Demand (VOD) mobile etc. In addition the motion picture integrates a soundtrack, which creates an additional revenue stream for investors. The Company has proven the business model on all three verticals prior to opening up The Movie Studio, a 7200 Sq. Ft. state of the art production studio in downtown Ft. Lauderdale, complete with 24X36 green screen, infinity wall, edit suites, complete motion picture manufacturing lighting and equipment, cameras make-up station, talent division, and in-house marketing. The Movie Studio has manufactured its first feature film production for Ventures Capital Partners, LLC. Is titled Exposure starring Corey Feldman and is currently in pre-production of the sequel Double Exposure. In addition, The Movie Studio can generate additional revenue streams from studio rentals and music video production. The Company is currently fully operational and implementing its business model to scale the Companies operations in 2013 and beyond. The Company changed its name of operations from Destination Television, Inc. to The Movie Studio, Inc. In November, 2012 and has applied for a new stock symbol, requesting: (MOVI).

INDUSTRY BACKGROUND

Film Studio:

The Movie Studio, Inc. is an entertainment or motion picture company that has its own privately owned studio facility that is used to make films, which is handled by the production company. The majority of companies in the entertainment industry have never owned their own studios, but have rented space from other companies. There are also independently owned studio facilities, which have never produced a motion picture of their own because they are not entertainment companies or motion picture companies – they are companies who sell only studio space.

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

The Movie Studio is implementing its new proven vertically integrated revenue model:

(a) Strategic Partners in Motion Pictures.

(b) Locations Pay US a fee for placement in the movie, which can monetize our platform at their point of sale (POS).

(c) Product Placement: we receive a fee for product placement in a movie, product branding, and on premise promotional giveaways (PPG). In addition the Product Placement client receives digital plates and the same benefits as Location Pay US a fee client receive (see (b) above).

(d) At the American Film Market in November 2011, the Company established significant motion picture arrangement for worldwide distribution, to provide investors an exit strategy for (1) their movie partnership investment units and (2) shareholdings in the Company. In May 1, 2012, we have entered into an exclusive worldwide distribution agreement with Cinema Arts Entertainment, with minimum guarantees (MG’s) that sales will total $520,000 for the first 10 markets.

(e) The completed movie then employs a significant expense to revenue proposition by utilizing these metrics and licenses the motion picture asset to seventy (70) countries around the world (foreign market) as well as domestically in traditional media outlet channels, movie theaters, television, DVD, pay cable, video on demand (VOD) mobile etc. In addition the motion picture integrates a soundtrack that creates an additional revenue stream for investors.

In addition, the Company provides locations digital plates and green screen application for use in movies, commercials, for the location, web-applications and print that can significantly monetize the location, while 360 degree media branding at the location can be an applicator for the location in a variety of ways:

Promotional Media

Promotional media is a broad marketing term that describes methods used to promote goods and or services. Promotional media can be broken into several categories or channels, including:

Print Media--is all the media we use in hard copy format such as

* Business cards

* Brochures

* Posters

* Promotional Literature

* Banners

Digital Media--this includes the internet

* Video Promotion

* Websites

* Social Media

* Digital Signage

* Digital Tags

* Smartphone Apps

* Radio / TV

Promotional Gifts--often used to stay top-of-mind with customers

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

Theatrical distribution:

If a distributor is working with a theatrical exhibitor, the distributor secures a written contract stipulating the amount of the gross ticket sales to be paid to the distributor by the exhibitor (usually a percentage of the gross) after first deducting a floor, which is called a house allowance (also known as the nut), collects the amount due, audits the exhibitor's ticket sales, as necessary, to ensure the gross reported by the exhibitor is accurate, secures the distributor's share of these proceeds, and transmits the remainder to the production company (or to any other intermediary, such as a film release agent).

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

The distributor is also responsible for ensuring a full line of advertising material is available on each film which it believes will help the exhibitor attract the largest possible audience, create such advertising, if it is not provided by the production company, and arrange for the physical delivery of the advertising items selected by the exhibitor at intervals prior to the opening day.

If the distributor is handling an imported or foreign film, it may also be responsible for securing dubbing or subtitling for the film, and securing censorship or other legal or organizational approval for the exhibition of the film in the country/territory in which it does business, prior to approaching the exhibitors for booking. Depending on which studio is distributing the film, the studio will either have offices around the world, by themselves or partnered with another studio, to distribute films in other countries. If a studio decides to partner with a native distributor, upon release, both names will appear. The foreign distributor may license the film for a certain amount of time, but the studio will retain the copyright of the film.

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

The largest market for non-theatrical distribution is probably the airlines, followed by film societies. Non-theatrical distribution is generally handled by companies that specialise in this market, of which Filmbank [1] is Britain's largest, representing the major Hollywood studios. Home video media is sold with a licence that permits viewing in the home only (hence the copyright notice that appears at the start of many VHS tapes and DVDs, which states that the content must not be shown in oil rigs, prisons or schools). Until these technologies were widespread, most non-theatrical screenings were on16mm film prints supplied by the distributor. Today, the most common business model is for a distributor to sell the exhibitor a licence that permits the legal projection of a copy of the film, which the exhibitor buys separately on a home video format. These licences can either be for individual, one-off screenings, or cover an unlimited number of screenings of titles represented by that distributor for a specified time period. The latter are often purchased by pubs and students' unions, to enable them to show occasional feature films on a TV in their bars.

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

Today, some movie producers are using a process called DVD-on-demand. In DVD-on-demand, a company will burn a DVD-R (a process called duplication) when a copy of the DVD is ordered, and then ship in to the customer.

A distributor may also maintain contact with wholesalers, who sell and ship DVDs to retail outlets as well as online stores, and arrange for them to carry the DVD. The distributor may also place ads in magazines and online and send copies of the DVD to reviewers.

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

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS

The Movie Studio has manufactured its first feature film production for Ventures Capital Partners, LLC, a film titled Exposure, starring Corey Feldman. The studio is currently in pre-production of the sequel Double Exposure. In addition, The Movie Studio can generate additional revenue streams from studio rentals and music video production. The Company is currently fully operational and implementing its business model for operations in 2013 and beyond.

SOURCES AND AVAILABILITY OF PRODUCTS

The Movie Studio has manufactured its first feature film production for Ventures Capital Partners, LLC, a film titled Exposure, starring Corey Feldman. The studio is currently in pre-production of the sequel Double Exposure. In addition, The Movie Studio can generate additional revenue streams from studio rentals and music video production. The Company is currently fully operational and implementing its business model for operations in 2013 and beyond.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

The Company is not dependent on one or a few major customers.

PATENTS AND TRADEMARKS

Destination Television® currently owns the registered trademark for the name and brand for Destination Television, Inc. with the United States Patent and Trademark office (USPTO). The Movie Studio ™ is a trademark of The Movie Studio, however, is not a registered trademark.

The Movie Studio is a 7200 Sq. Ft. state of the art production studio in downtown Ft. Lauderdale, complete with green screen, infinity wall, edit suites, complete motion picture manufacturing lighting and equipment, cameras, make-up station, talent division and in-house marketing.

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

ITEM 1A. RISK FACTORS

Lack of Profitable Operating History

The Company does not have a history of profitable operation. There is no assurance that the Company will ever be profitable. The Company’s ability to achieve profitability will depend upon a number of factors, including, but not limited to, whether the Company:

• has funds available for working capital, project development and sales and marketing efforts;

• has funds for the continuous upgrading of its production operations and facilities;

• achieves the projected sales revenues;

• controls the Company’s operating expenses;

• continues to attract new business; and

• withstands competition in the Company’s marketplace.

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

The Company believes that the Company’s future success depends to a significant degree on the skills, experience and efforts of its chairman, CEO, and other key executives. Any of these executives would be difficult to replace. While all of them have incentives to remain with the Company, they are not bound by employment contracts, and there is no assurance that either of them will not elect to terminate their services to us at any time.

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

The Company’s business requires us to be able to continuously attract, train, motivate and retain highly skilled employees, particularly marketing and other senior management personnel. The Company’s failure to attract and retain the highly trained personnel who are integral to the Company’s sales, development and distribution processes may limit the rate at which the Company can generate sales. The Company’s inability to attract and retain the individuals the Company needs could adversely impact the Company’s business and its ability to achieve profitability.

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

The Company’s operations depend on the efforts of key officers and directors and the loss of their services may irreparably harm the Company in such a manner that it may not be able to overcome any such loss in management.

Investors may lose their entire investment if the Company fails to implement its business plan.

The Company expects to face substantial risks, uncertainties, expenses, and difficulties because it is a development stage company. The Company was formed in 1961. The Company has no demonstrable operations record of substance upon which you can evaluate the Company’s business and prospects. The Company prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. The Company cannot guarantee that it will be successful in accomplishing its objectives.

As of the date of this prospectus, the Company has had only limited startup operations and has generated very small revenues. Considering these facts, independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in the independent auditors’ report to the financial statements included in the registration statement, of which this prospectus is a part. In addition, the Company’s lack of operating capital could negatively affect the value of its common shares and could result in the loss of your entire investment.

Because of our new business model, we have not proven our ability to generate profit, and any investment in The Company is risky.

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

The Company may not be able to attain profitability without additional funding, which may be unavailable.

The Company has limited capital resources. Unless the Company begins to generate sufficient revenues to finance operations as a going concern, the Company may experience liquidity and solvency problems. Such liquidity and solvency problems may force the Company to cease operations if additional financing is not available.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $54,000 for each of the years ended October 31, 2011 and October 31, 2010.

ITEM 3.	LEGAL PROCEEDINGS

The Company, Inc. is in possession of third party equipment as a result of a previous company (Studione 1) that left the premises and claimed ownership of the property. We were contacted by a third party and shareholder of Peter Langone affiliated Company Global Branding who stated they were the owers of the equipment and if we turned over the equipment to Peter Langone et al., they would litigate.  Peter Langone commenced litigation on the equipment and, the third party provided discovery to the Judge, who ordered the Company to preserve the equipment pending the outcome of litigation or settlement discussions between the parties or additional court order(s). The Company, Inc. has preserved all the equipment as stated by the judge and has never made any claim as to ownership of the property and further expects to be dismissed of the lawsuit without prejudice once the true ownership of the equipment can be identified by the courts.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 26, 2012, there were 559 shareholders of record of our common stock.

DIVIDENDS

We do not intend to retain future earnings to support our growth.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available; therefore, our earnings; financial condition, capital requirements, and other factors which our board of directors deems relevant.

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

Plan of Operation

The Movie Studio, Inc. F/K/A Destination Television, Inc. (the "Company" or the "Registrant") was incorporated in the State of Delaware in 1961 under the name Magic Fingers, Inc. By amendment of its certificate of incorporation, the Company's name was changed in 1999 to Magicinc.com and in April 2002 to Magic Media Networks, Inc. and in February 2007 to Destination Television, Inc. In November of 2012, the Company filed an amendment to change its name to The Movie Studio, Inc. Through the period ended October 31, 1999, the Company devoted substantially all its efforts to reorganizing its financial affairs and settling its debt obligations. During the fiscal years ended October 31, 2000 and October 31, 2001, the Company was engaged primarily in the planning and development of an interactive network to provide entertainment via the Internet. Subsequent to October 31, 2001, the Company redirected its business focus to the development of a private television network, in high traffic locations such as bars and nightclubs. During the development process, the Company received incidental revenue from the sale of advertising and the production of commercials.

Results of Operations for the years ended October 31, 2011 and 2010

The following tables sets forth a summary of financial highlights for the years ended October 31:

	Year Ended
	October 31,			%
	2011	2010	Change	Change

Statement of operations data:

Sales	$—	$30,690	$(30,690)	(100%)

Expenses	192,371	371,351	(178,980)	(48%)

Loss from continuing operations	(192,371)	(340,661)	148,290	(44%)

Net loss	(192,371)	(340,661)	148,290	(44%)

Net loss per share	$(0.01)	$(0.01)

For the years ended October 31, 2011 and 2010, we reported a net loss of $192,371 and $340,661, respectively, a decrease in net loss of $148,290. The decrease in net loss is primarily attributable to a $178,980 decrease in expenses and a $30,690 decrease in sales.

For the year ended October 31, 2011 and 2010, we reported sales of $-0- and $30,690, respectively, a decrease of $30,690, or 100.00%. This is decrease is primarily attributable to a decrease in subscription revenue of $30,690.

Total expenses for the years ended October 31, 2011 and 2010 were $192,371 and $371,351, respectively, a decrease of $178,980, or 48%. This decrease is attributable to a decrease of approximately $138,357 in selling and general and administrative expenses, a decrease of $4,700 in consulting expense, and a decrease of $36,723 in interest expense.

The $138,357 decrease in selling and general and administrative expenses is primarily attributable to a decrease of $36,740 in payroll expense, $40,500 in professional fees, and $20,148 in contract labor. The decrease in payroll expenses is the result of reducing employee staffing during the year ended October 31, 2011.

For the year ended October 31, 2011 and 2010, we reported consulting expenses of $-0- and $4,700, respectively, a decrease of $4,700, or 100%. This decrease is primarily attributable to the decrease in the use of consultants.

For the year ended October 31, 2011, interest expense decreased $36,723 to $43,016 (46%) from the $79,739 reported for the year ended October 31, 2010. This decrease results from the decrease in short-term borrowings during the year ended October 31, 2011.

Liquidity and Capital Resources

For the year ended October 31, 2011, we used $133,000 for operating activities, as compared to $200,510 used for operations for the year ended October 31, 2010.

For the year ended October 31, 2011 and 2010, we used $-0- and $1,080, respectively, in investing activities..

Historically, we have financed our business primarily from the receipt of cash from financing activities. During the year ended October 31, 2011, we received proceeds of $133,000 from loans made to the Company by related party shareholders.

At October 31, 2011, we reported total liabilities of $2,319,843, all of which is current and due within one year. The liability total consists of loans payable to an entity owned by a shareholder and officer of the Company, of $1,353,420. This entity assumed the debt due to Dr. Terry for an equity interest in the entity owned by the shareholder and officer. The Company is also indebted to its president and CEO in the amount of $594,705; $547,597 of this amount represents accrued wages and the balance of $47,108 represents funds he advanced to the Company for working capital purposes.

At October 31, 2010, we reported total liabilities of $2,130,327, all of which was current and due within one year. The liability total of $2,130,327 consisted of a $705,000 convertible note and accrued interest of $205,367 due Dr. Terry. The $705,000 of principal consisted of $500,000 in the form of 6% and 8% convertible notes, of which $300,000 is secured by all of the Company’s assets, and $205,000 in 6% non-convertible unsecured loans. We also owe Dr. Terry $423,000 for accrued rent. The Company is also indebted to its president and CEO in the amount of $461,705; $414,597 of this amount represents accrued wages and the balance of $47,108 represents funds he advanced to the Company for working capital purposes.

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

Capital Expenditures

Our requirements for capital expenditures should not exceed $10,000 for year ended October 31, 2012.

Inflation

We believe that inflation has not had a material effect on our operations during 2011 and 2010.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2011 and 2010.

Recently Issued Accounting Standards

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company. The following are recent accounting pronouncements that have been adopted during 2012 and through February 2013, or will be adopted in future periods.

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

In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the statements of operations. This amendment is effective for interim and annual periods beginning after December 15, 2012

The Company has adopted all accounting pronouncements issued since December 31, 2007 through February 28, 2013, none of which had a material impact on the Company’s financial statements.

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

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation of approximately $-0- and $-0- during the years ended October 31, 2011 and 2010, respectively, related to consulting services.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2011 AND 2010	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31,	F-3
2011 AND 2010

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE	F-4
YEARS ENDED OCTOBER 31, 2011 AND 2010

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31,	F-5
2011 AND 2010

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-12

Patrick Rodgers, CPA, PA

309 E. Citrus Street

Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

The Movie Studio, Inc. (FKA Destination Television).

We have audited the accompanying balance sheets of The Movie Studio, Inc. (FKA Destination Television) as of October 31, 2011 and 2010 and the statements of operations, stockholders’ equity, and cash flows for the years ended October 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Movie Studio, Inc. (FKA Destination Television) as of October 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended October 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has accumulated deficits of $9.1 million, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

June 12, 2013

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

	October 31,
	2011	2010
Assets
Current assets
Cash	$ 19	$ 19
Total current assets	19	19

Property and equipment, net	6,574	9,129
Acquired amortizable intangible assets	880	1,180

Total assets	$ 7,473	$ 10,328

Liabilities and stockholders' deficiency
Current liabilities
Accounts payable and accrued liabilites	$ -	$ 423,000
Payroll taxes payable	336,386	299,923
Convertible notes payable - related party	-	500,000
Loans payable - related party	1,947,325	665,905
Accrued interest - related party	-	205,367
Total current liabilities	2,283,711	2,094,195

Long-term debt, net of current portion	-	-
Total liabilities	2,283,711	2,094,195

Stockholders' deficiency

Preferred stock, Series B convertible $.0001 par value;
5,750,000 authorized, issued and outstaning at October 31, 2011
and October 31, 2011, respectively	206,000	206,000

Common stock, $.0001 par value; 200,000,000 shares
authorized, 102,355,260 and 102,355,260 shares issued and outstanding
at October 31, 2011 and October 31, 2010, respectively	6,626,877	6,626,877
Accumulated deficit	(9,109,115)	(8,916,744)
Total stockholders' deficiency	(2,276,238)	(2,083,867)
Total liabilities and stockholders' deficiency	$ 7,473	$ 10,328

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

	Year Ended October 31,
	2011	2010

Sales	$ -	$ 30,690

Expenses:

Selling, general and administrative expenses	149,355	286,912
Consulting	-	4,700
Interest expense	43,016	79,739

Total expenses	192,371	371,351

Net loss before income taxes	(192,371)	(340,661)

Income taxes	-	-

Net income (loss)	$ (192,371)	$ (340,661)

Net loss per common share	$ (0.01)	$ (0.01)

Weighted average number of common
shares outstanding, basic and fully diluted	102,355,260	98,971,698

The accompanying footnotes are an integral part of these financial statements.

F-3

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Changes in Stockholders Deficiency

					Accumlated	Total
	Common Stock		Preferred Stock		Deficit	Stockholders'
	Shares	Amount	Shares	Amount		Deficiency

Balance, October 31, 2009	96,855,260	$ 6,599,377	5,750,000	$ 206,000	$ (8,576,083)	$ (1,770,706)
Issuance of common stock
for cash	5,500,000	27,500				27,500
Net Loss					(340,661)	(340,661)
Balance, October 31, 2010	102,355,260	6,626,877	5,750,000	206,000	(8,916,744)	(2,083,867)
Net Loss					(192,371)	(192,371)
Balance, October 31, 2011	102,355,260	$ 6,626,877	5,750,000	$ 206,000	$ (9,109,115)	$ (2,276,238)

The accompanying footnotes are an integral part of these financial statements.

F-4

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Cash Flows

	Year Ended

	October 31,

	2011	2010

Cash flows from operating activities
Net loss	$ (192,371)	$ (340,661)

Adjustment to reconcile net loss to net
net cash used by operating activities:

Depreciation	2,855	6,212

Changes in operating assets and liabilities:

Increase in payables and accrued expenses	13,500	55,000
Increase in accrued interest - related party	6,552	43,275
Increase in payroll taxes payable	36,464	36,464

Net cash used in operating activities	(133,000)	(199,710)

Cash flows from investing activities

Acquisition of fixed assets	-	(1,080)
	-	(1,080)
Cash flows from financing activities

Proceeds from issuance of common stock	-	27,500
Proceeds from related party loan to the company	133,000	172,990
Net cash provided by investing activities	133,000	200,490

Net incresase(decrease) in cash	-	(300)
Cash, beginning of period	19	319

Cash, end of period	$ 19	$ 19

The accompanying footnotes are an integral part of these financial statements.

F-5

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the years ended October 31, 2011 and 2010.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at October 31, 2011 and 2010.

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

OCTOBER 31, 2011

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

OCTOBER 31, 2011

Note 2 – Summary of significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete. Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received. The Company recorded stock compensation expense of approximately $-0- and $-0- during the years ended October 31, 2011 and 2010, respectively, related to consulting services.

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

In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the statements of operations. This amendment is effective for interim and annual periods beginning after December 15, 2012

The Company has adopted all accounting pronouncements issued since December 31, 2007 through February 28, 2012, none of which had a material impact on the Company’s financial statements.

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

OCTOBER 31, 2011

Note 3 – Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that Destination Television, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations.

Several conditions cast doubt about the Company’s ability to continue as a going concern. The Company has an accumulated deficit of approximately $9.1 million as of October 31, 2011, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities. The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained. In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2012	300
2013	300
Thereafter	280

Total expected annual amortization expense	$ 880

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

Note 5 - Income Taxes

The Company has approximately $9.2 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2030. The Company has adopted FASB ASC Topic 740, “Income Taxes,” which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	October 31,
	2011	2010
Deferred tax asset:
Net operating loss carryforwards	$ 4,598,128	$ 4,405,757
Other Temporary differences	-	1,800
Deferred tax asset	4,598,128	4,407,557

Less: Valuation allowance	(4,598,128)	(4,407,557)
Net deferred tax asset	$ -	$ -

	October 31,
	2011	2010
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(5)	(5)
(net of federal benefits)
Other temporary differences	-	-
Valuation allowance	39	39

	-%	-%

The Company has taken a full valuation allowance against the deferred asset attributable to the NOL carry-forwards of approximately $4,600,000 and $4,400,000 at October 31, 2011 and 2010, respectively, due to the uncertainty of realizing the future tax benefits.

Note 6 – Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $54,000 for each of the years ended October 31, 2011 and October 31, 2010.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

Note 6 – Commitments (continued)

Employment Agreements

Gordon Scott Venters is employed as the Company's president and chief executive officer pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the board of directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination without cause, or if the employee terminates for good reason. As of October 31, 2011, Mr. Venters was owed $547,597 for accrued unpaid salary. As of October 31, 2010, Mr. Venters was owed $414,597 for accrued unpaid salary.

Note 7 - Payroll Taxes Payable

As of October 31, 2011 and 2010, the Company owed the Internal Revenue Service approximately $336,386 and $299,923, respectively, for unpaid payroll taxes, interest, and penalties, for unpaid payroll taxes for periods ended prior to the year ended October 31, 2007. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000, and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination, which also was rejected in June 2009. The Company plans to submit a revised Offer in Compromise. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008, 2009 and 2010 have been paid as required.

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

Preferred Stock

Series B Preferred Stock

The Series B preferred stock is identical in all aspects to the common stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of October 31, 2011, there were 5,750,000 shares of Series B preferred stock outstanding; on October 31, 2007, there were 3,750,000 shares outstanding. Each share of Series B preferred stock is convertible into one share of common stock.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2011

Note 10- Common Stock Options

No options or warrants were outstanding at October 31, 2011 and October 31, 2010.

Note 11 – Litigation

As of October 31, 2011, the Company was not a party to any existing or threatened litigation.

Note 12 - Related Party Transactions

Gordon Scott Venters

Effective November 2007, Gordon Scott Venters, entered into an employment agreement with the Company, which is described above in Note 6--Commitments-Employment Agreements.

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

Note 13 – Subsequent Events

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

As of October 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective.

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

The directors and officers as of October 31, 2011, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors.

Name	Age	First Year as Director	Position
Gordon Scott Venters	53	1993	CEO/Director

BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Gordon Scott Venters, Chief Executive Officer and Chairman of the Board

Gordon Scott Venters has been president and chief executive officer and a director of The Movie Studio FKA Destination, Television, Inc. for the last ten months and a director of Destination Television since 1996. During that time he has executive produced, produced, written and directed Exposure starring Corey Feldman ready for worldwide release in the first quarter of 2013 the first of the four picture franchise. He has also served as a member of our board of directors from March 1994 to May 1995. Prior to joining Destination Television, Inc., Mr. Venters was engaged in the entertainment industry, including the financing, management and production of films, videos and recordings. From May 1995 until December 1996, he served as president and director of Quantum Entertainment, Company in Los Angeles. From 1990 to 1993, Mr. Venters served as president and chief executive officer of Flash Entertainment, Inc., an independent feature film company and predecessor of our company, during which time he was the executive producer of no More Dirty Deals and five music videos. He had previously been the executive producer of two full length feature films, Shakma & Shoot. Mr. Venters, has also been a financial advisor and a registered stockbroker with FD.D. Roberts Securities and Prudential Bache Securities, Inc.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended October 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Gordon Scott Venters is employed as the Company's president and chief executive officer, pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the board of directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 month salary in the event of a change of control or termination without cause, or if the employee terminates for good reason. As of October 31, 2011, Mr. Venters was owed $547,597 for accrued unpaid salary. As of October 31, 2010, Mr. Venters was owed $414,597 for accrued unpaid salary.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table illustrates the common stock and preferred stock ownership of Gordon Scott Venters as of February 21, 2013.

Title of Class	Name, Title and Address of Beneficial Owner of Shares		Amount of Beneficial Ownership	% of Shareholdings

Common	Gordon Scott Venters, CEO and Director	3.5	million shares	3%
Preferred	Gordon Scott Venters, CEO and Director	5.75	million shares	100%

The address for all officers and directors is 530 North Federal Highway, Ft. Lauderdale, Florida 33301.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stock Issued for Cash

During year ended October 31, 2010, the Company issued to accredited investors a total of 5,500,000 shares of common stock at $0.005 per share for a total of $27,500.

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

Audit Fees

For the Company's fiscal year ended October 31, 2011, we were billed and paid $0.  The audit fees were for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal year ended October 31, 2011, we were billed and paid $0 for  professional services rendered for tax compliance, tax advice, and tax planning, as well as for legal services.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2011.

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

THE MOVIE STUDIO, INC. F/K/A DESTINATION TELEVISION, INC.

By:  /s/  Gordon Scott Venters

_______________________________________________________________________________________________

Gordon Scott Venters

President, Chief Executive Officer,

and Director

Dated:   June 17, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Gordon Scott Venters

_______________________________________________________________________________________________

President, Chief Executive Officer,

Director

Dated:   June 17, 2013

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

Chief Executive Officer

Chief Financial Officer

906 CERTIFICATION OF CERTIFYING OFFICER

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Yearly Report On Form 10-K of The Movie Studio, Inc. F/K/A Destination Television, Inc. for the Year Ended October 31, 2011 I, Gordon Scott Venters, chief executive officer and chief financial officer of The Movie Studio, Inc. F/K/A Destination Television, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

1. Such Yearly Report on Form 10-K for the year ended October 31, 2011 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Yearly Report on Form 10-K for the year ended October 31, 2011 fairly presents, in all material respects, the financial condition and results of operations of The Movie Studio, Inc. F/K/A Destination Television, Inc.

Dated: June 17, 2013

THE MOVIE STUDIO, INC. F/K/A DESTINATION TELEVISION, INC.

By: /s/ Gordon Scott Venters

- -------------------------------------

Gordon Scott Venters

Chief Executive Officer and

Chief Financial Officer