Form 10-Q
period 2012-07-31
MOVIE STUDIO, INC.
filed 2013-09-11
CIK 1109067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

Item 1.     Financial Statements

THE MOVIE STUDIO, INC.

Table of Contents

                                                                                                                                                                                                                                                                              PAGE

                                                                                                                                                                          Consolidated Balance Sheets                                                            5

                                                                                                                                                                          Consolidated Statements of Operations                                             6

                                                                                                                                                                          Consolidated Statements of Cash Flows                                            7

                                                                                                                                                                          Notes to Financial Statements                                                           8 - 18

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

	July 31,	October 31,
	2012	2011

Assets

Current assets

Cash	$ 19	$ 19
Total current assets	19	19

Property and equipment, net	4,658	6,574
Acquired amortizable intangible assets	655	880

Total assets	$ 5,332	$ 7,473

Liabilities and stockholders' deficiency

Current liabilities
Payroll taxes payable	$ 363,735	$ 336,386
Loans payable - related party	2,047,875	1,947,325

Total current liabilities	2,411,610	2,283,711

Long-term debt, net of current portion	-	-

Total liabilities	2,411,610	2,283,711

Stockholders' deficiency
Preferred stock, Series B convertible, $.0001 par value;
5,750,000 authorized, issued and outstaning at July 31, 2012
and October 31, 2011, respectively	206,000	206,000

Common stock, $.0001 par value; 200,000,000 shares
authorized, 102,355,260 and 102,355,260 shares issued and outstanding
at July 31, 2012 and October 31, 2011, respectively	10,236	10,236
Additional paid In capital	6,616,641	6,616,641
Accumulated deficit	(9,239,155)	(9,109,115)

Total stockholders' deficiency	(2,406,278)	(2,276,238)

Total liabilities and stockholders' deficiency	$ 5,332	$ 7,473

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011

Sales	$ -	$ -	$ -	$ -

Expenses:

Selling, general and administrative expenses	33,964	33,964	101,891	115,391
Consulting	-	-	-	-
Interest expense	9,116	9,116	27,348	33,900

Total expenses	43,080	43,080	129,239	149,291

Net loss before income taxes	(43,080)	(43,080)	(129,239)	(149,291)

Income taxes	-	-	-	-

Net income (loss)	$ (43,080)	$ (43,080)	$ (129,239)	$ (149,291)

Basic and diluted loss per share:

Basic and diluted loss per share:	$ -	$ -	$ -	$ -

Weighted average number of common
shares outstanding, basic and fully diluted	102,355,260	102,355,260	102,355,260	102,355,260

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Cash Flows

	Nine months ended

	Julyl 31,

	2012	2011

Cash flows from operating activities:
Net loss	$ (129,239)	$ (149,291)

Adjustment to reconcile net loss to net
net cash used by operating activities:

Depreciation	2,141	2,141

Changes in operating assets and liabilities:

Increase in payables and accrued expenses	-	13,500
Increase in accrued interest - related party	-	6,552
Increase in payroll taxes payable	27,348	27,348

Net cash used in operating activities	(99,750)	(99,750)

Cash flows from investing activities

	-	-
Cash flows from financing activities

Proceeds from issuance of common stock	-	-
Proceeds from related party loan to the company	99,750	99,750
Net cash provided by investing activities	99,750	99,750

Net incresase(decrease) in cash	-	-
Cash, beginning of period	19	19

Cash, end of period	$ 19	$ 19

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

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

Note 2 – Summary of significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.  The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period.  These statements should be read in conjunction with the Entity’s Annual Report on Form 10-K for the year ended October 31, 2010 as filed with the SEC on July 8, 2013 (the “2011 Annual Report”)

The consolidated financial statements include the accounts of The Movie Studio, Inc. (Formerly Destination Television, Inc.), a Delaware corporation, and its wholly owned subsidiary Destination Television, Inc., a Florida corporation. All significant inter-company account balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 Property, Plant, and Equipment, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the nine months ended July 31, 2012 and the year ended October 31, 2011.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, Financial Instruments, approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at July 31, 2012 and October 31, 2011.

Revenue recognition

In accordance with the FASB ASC Topic 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

Note 2 – Summary of significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes, which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

Comprehensive Income

The Company complies with FASB ASC Topic 220, Comprehensive Income, which establishes rules for the reporting and display of comprehensive income (loss) and its components.  FASB ASC Topic 220 requires the Company’s change in foreign currency translation adjustments to be included in other comprehensive loss, and is reflected as a separate component of stockholders’ equity.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

Note 2 – Summary of significant Accounting Policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No employee stock options or stock awards vested during 2011 or 2010 under FASB ASC 718.

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

Recently Adopted Accounting Pronouncements

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

Note 2 – Summary of significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value." The amendments were effective beginning in the first quarter of 2012, and did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity. Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. This update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

Loss Per Common Share

The Company complies with the accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

Note 3 – Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that Destination Television, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations.

Several conditions cast doubt about the Company’s ability to continue as a going concern.   The Company has an accumulated deficit of approximately $9.2 million as of July 31, 2012, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2012	$75
2012	300
Thereafter	280

Total expected annual amortization expense	$655

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

Note 5 - Income Taxes

The Company has approximately $9.2 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2029. The Company has adopted FASB ASC Topic 740, Income Taxes, which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	July 31,	October 31,
	2012	2011
Deferred tax asset:
Net operating loss carryforwards	$4,727,367	$4,598,128
Other Temporary differences	-	-
Deferred tax asset	4,727,367	4,598,128
Less: Valuation allowance	(4,727,367)	(4,598,128)
Net deferred tax asset	$-	$-

	July 31,	October 31,
	2012	2011
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(4)	(4)
(net of federal benefits)
Other temporary differences	-	-
Valuation allowance	38	38

	-%	-%

Note 6 - Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $13,500 for the nine months ended July 31, 2012 and 2011, respectively.

Employment Agreements

Gordon Scott Venters is employed as the Company's president and chief executive officer, pursuant to an employment agreement, effective November 1, 2004.  The agreement was for an initial period of three years, with automatic renewals of one year.  The employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the board of directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination (without cause), or if the employee terminates for good reason. The balance due Mr. Ventors a July 31, 2012 and October 31, 2011 for unpaid wages was approximately $647,347 and $547,597, respectively.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

Note 7 - Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes. As of July 31, 2009, the total of payroll taxes payable, including estimated interest and penalties, was $261,710. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination which also was rejected in June 2009. The IRS has determined that the debt is uncollectible from the Company, and has begun pursuing the president for the trust portion of the tax. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008, 2009, 2010 and 2011 have been paid as required.  The balance due the Internal Revenue Service at July 31, 2012 and October 31, 2011 was approximately $363,735 and $336,386, respectively.

Note 8 - Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During the nine months ended July 31, 2012, the Company did not issue any shares of common stock.

During the nine months ended July 31, 2011, the Company did not issue any shares of common stock.

Stock Issued for Services

In During period ended July 31, 2012, the Company did not issue any shares of common stock.

In During period ended July 31, 2011, the Company did not issue any shares of common stock.

Preferred Stock

Series B Preferred Stock

The Series B preferred stock is identical in all aspects to the common stock, including the right to receive dividends, except that each share of Series B preferred stock has voting rights equivalent to four times the number of shares of common stock into which it could be converted. As of July 31, 2012 there were 5,750,000 shares of Series B preferred stock outstanding and on October 31, 2011 there were 5,750,000 shares outstanding. Each share of Series B preferred stock is convertible into one share of common stock.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

Note 9- Common Stock Options

No options or warrants were outstanding at July 31, 2012 and October 31, 2011.

Note 10 – Litigation

As of July 31, 2012, the Company was not a party to any existing or threatened litigation.

Note 11 -  Related Party Transactions

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

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan ; in addition to the repayment of the $5,000 loan, the Company also issued 500,000 of its $0.0001 par value common stock in exchange for the $25,000 loan and accrued wages.  These shares were valued at $0.052 per share. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. The balance due Mr. Venters for unpaid wages as of July 31, 2012 and October 31, 2011 was $647,347 and $547,597, respectively.

Ventures Capital Partners, LLC

In April 2011, Ventures Capital Partners, LLC. (VCP) purchased a total debt of $1,353,420 from a related party shareholder for an equity.  VCP is owned by the president of the Company.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

Note 12 – Subsequent Events

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

Results of Operation

Three Months Ended July 31, 2012 Compared to Three months Ended July 31, 2011

Revenue

The Company had no revenues for the three months ended July 31, 2012 and 2011.

Expenses

For the three month period ended July 31, 2012 and 2011 selling snd administrative expenses were $33,964 and $33,964, respectively.

Other

For the three months ended July 31, 2012 and 2011, the Company reported interest expense of $9,116 and $9,116, respectively.

Nine months Ended July 31, 2011 Compared to Nine Months Ended July 31, 2010

Revenue

The Company had no revenues for the nine months ended July 31, 2012 and 2011.

Expenses

Selling, general and administrative expenses decreased $13,500 from $115,391 to $101,891 for the nine months ended July 31, 2011, as compared to the same period in 2010. These decreases were primarily due to the Company’s decreasing payroll costs.

Other

For the nine months ended July 31, 2012 and 2011, the Company reported interest expense of $27,348 and $33,900, respectively, an increase of $6,552 (19.3%).

Liquidity and Capital Resources

As of July, 2012 the Company had assets of $5,332 as against total liabilities of $2,411,610.  The Company has an accumulated deficit of approximately $9.2 million as of July 31, 2012, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of July 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of July 31, 2012 our internal control over financial reporting was not effective.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of January 31, 2010, our disclosure controls and procedures were not effective.

 (b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended July 31, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the nine month period ended July 31, 2012.

Item 6.  Exhibits and Reports on Form 8-K

(a)                 Exhibits

                33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                 Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended July 31, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MOVIE STUDIO, INC.

Date:  August 1, 2013

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

Dated:  August 1, 2013

/s/ Gordon Scott Venters

Gordon Scott Venters

Chief Executive Officer

Chief Accounting Officer

EXHIBIT 33.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of The Movie Studio, Inc. (the “Company”) on Form 10-Q for the period ending July 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gordon Scott Venters, Chief Executive Officer and Chief Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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

Dated:  August 1, 2013