Form 10-K
period 2012-10-31
MOVIE STUDIO, INC.
filed 2013-09-11
CIK 1109067

  ______________________________________________________________________________________________

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Yes No ☒

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

Locations Pay Us is the second vertical, wherein we get paid for filming a scene of our movie at the location of a client. The excitement generated from  motion picture production at given location can drive traffic to the client’s point of sale (POS); as a result, the Company and the client both benefit from this arrangement .  In addition, the Company utilizes its win-a-part-in-a-movie contest at the location; it also provides digital plates to the client’s location, which can utilize the key art shot of the location as base artwork for web, print or television at no additional cost in perpetuity.  Clients have reported that their locations have seen double digit increases in their margins on the night of the filming event. Product Placement is the third vertical. The motion picture product placement industry is a two billion dollar industry; companies utilize this platform to create worldwide brand awareness for their brand, product or service, with the average movie impact of fifteen (15) years (in five year distribution cycles). In addition, these companies provides us products that we utilize at movie events for PPG (on premise promotional giveaways); they also gain additional branding exposure in direct interaction with the brands exact demographic.

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

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $54,000 for each of the years ended October 31, 2012  and October 31, 2011.

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

Results of Operations for the years ended October 31, 2012  and 2011

The following tables sets forth a summary of financial highlights for the years ended October 31:

	Year Ended
	October 31,			%
	2012	2011	Change	Change

Statement of operations data:

Sales	$ -	$ -	$ -	-

Expenses	172,319	192,371	(20,052)	(10%)

Net loss	(172,319)	(192,371)	20,052	(10%)

Net loss per share	$ (0.01)	$ (0.01)

For the years ended October 31, 2012 and 2011, we reported a net loss of $172,319 and $192,371, respectively, a decrease in net loss of $20,052. The decrease in net loss is primarily attributable to a $20,052 decrease in expenses.

For the year ended October 31, 2012 and 2011, the Company had no revenues.

Total expenses for the years ended October 31, 2012 and 2011 were $172,319 and $192,371, respectively, a decrease of $20,052, or 10%.  This decrease is attributable to a decrease of approximately $13,500 in selling and general and administrative expenses and a decrease of $6,552 in interest expense.

For the year ended October 31, 2012, interest expense decreased $6,552 to $36,464 (15%) from the $43,016 reported for the year ended October 31, 2011.  This decrease results from the decrease in short-term borrowings during the year ended October 31, 2012.

Liquidity and Capital Resources

For the year ended October 31, 2012, we used $133,000 for operating activities, as compared to $133,000 used for operations for the year ended October 31, 2011.

Historically, we have financed our business primarily from the receipt of cash from financing activities.  During the year ended October 31, 2012, we received proceeds of $133,000 from loans made to the Company by related party shareholders.

At October 31, 2012, we reported total liabilities of $2,489,307, all of which is current and due within one year.  The liability total consists of loans payable to an entity owned by a shareholder and officer of the Company, of $1,353,420. This entity assumed the debt due to Dr. Terry for an equity interest in the entity owned by the shareholder and officer.  The Company is also indebted to its president and CEO in the amount of $727,705; $680,597 of this amount represents accrued wages and the balance of $47,108 represents funds he advanced to the Company for working capital purposes.

At October 31, 2011, we reported total liabilities of $2,319,843, all of which was current and due within one year.  The liability total consists of loans payable to an entity owned by a shareholder and officer of the Company, of $1,353,420. This entity assumed the debt due to Dr. Terry for an equity interest in the entity owned by the shareholder and officer.  The Company is also indebted to its president and CEO in the amount of $594,705; $547,597 of this amount represents accrued wages and the balance of $47,108 represents funds he advanced to the Company for working capital purposes.

We also owe the Internal Revenue Service approximately $375,000 for unpaid payroll taxes.  The Company did submit an Offer in Compromise to substantially reduce the liability; however, the Internal Revenue Service rejected our initial Offer in Compromise.  We have appealed the Internal Revenue Service’s rejection, and we continue to negotiate with the Internal Revenue Service to resolve all outstanding issues related to the unpaid payroll taxes.  All payroll tax obligations incurred during the fiscal years ended October 31, 2012 and 2011 have been paid.

Capital Expenditures

Our requirements for capital expenditures should not exceed $10,000 for year ended October 31, 2013.

Inflation

We believe that inflation has not had a material effect on our operations during 2012 and 2011.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2012 and 2011.

Recently Issued Accounting Standards

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

ASC 480, In March of 2012, the FASB issued Accounting Standards Update, Distinguishing Liabilities from Equity; primarily originated from FAS 150 and related interpretations. This subtopic establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The guidance applies to freestanding financial instruments, thus reinforcing the importance of this determination.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 Income Taxes” which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

Stock-Based Compensation for Services

The Company complies with FASB ASC Topic 718 Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No employee stock options or stock awards vested during 2012 or 2011 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately $-0- and $-0- during the years ended October 31, 2012 and 2011, respectively, related to consulting services.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2012 AND 2011	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31,	F-3
2012 AND 2011

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE	F-4
YEARS ENDED OCTOBER 31, 2012 AND 2011

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31,	F-5
2012 AND 2011

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-12

Patrick Rodgers, CPA, PA

309 E. Citrus Street

Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

The Movie Studio, Inc. (FKA Destination Television).

We have audited the accompanying balance sheets of The Movie Studio, Inc. (FKA Destination Television) as of October 31, 2012 and 2011 and the statements of operations, stockholders’ equity, and cash flows for the years ended October 31, 2012 and 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on my audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Movie Studio, Inc. (FKA Destination Television) as of October 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended October 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has accumulated deficits of $9.3 million, and it does not have a source of revenue sufficient to cover its operating costs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

August 15, 2013

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

	October 31,
	2012	2011

Assets

Current assets

Cash	$ 19	$ 19
Total current assets	19	19

Property and equipment, net	4,019	6,574
Acquired amortizable intangible assets	580	880

Total assets	$ 4,618	$ 7,473

Liabilities and stockholders' deficiency

Current liabilities
Accounts payable and accrued liabilities	$ 35,331	$ 35,331
Payroll taxes payable	372,851	336,387
Accrued salary - related party	680,597	547,597
Loans payable - related party	1,400,528	1,400,528

Total current liabilities	2,489,307	2,319,843

Long-term debt, net of current portion	-	-

Total liabilities	2,489,307	2,319,843

Stockholders' deficiency
Preferred stock, Series B convertible, ($.0001 par value)
5,750,000 authorized, issued and outstanding at October 31, 2012
and October 31, 2011, respectively	206,000	206,000

Common stock, ($.0001 par value); 200,000,000 shares
authorized, 102,355,260 and 102,355,260 shares issued and outstanding
at October 31, 2012 and October 31, 2011, respectively	10,236	10,236
Additional paid-in capital	6,616,641	6,616,641
Accumulated deficit	(9,317,566)	(9,145,247)

Total stockholders' deficiency	(2,484,689)	(2,312,370)

Total liabilities and stockholders' deficiency	$ 4,618	$ 7,473

The accompanying footnotes are an integral part of these financial statements.
F-2

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

	Year Ended October 31,
	2012	2011

Sales	$ -	$ -

Expenses:

Selling, general and administrative expenses	135,855	149,355
Consulting	-	-
Interest expense	36,464	43,016

Total expenses	172,319	192,371

Loss from continuing operations	(172,319)	(192,371)

Other expense
Loss on disposition of property and equipment	-	-

	-	-

Net loss before income taxes	(172,319)	(192,371)

Income taxes	-	-

Net income (loss)	$ (172,319)	$ (192,371)

Basic and diluted loss per share:

Loss from continuing operations before
discontinued operations	$ (0.01)	$ (0.01)

loss from discontinued operations and
loss on disposition, net	-	-

	$ (0.01)	$ (0.01)

Weighted average number of common
shares outstanding, basic and fully diluted	102,355,260	102,355,260

The accompanying footnotes are an integral part of these financial statements.

F-3

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Changes in Stockholders Deficiency

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumlated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, October 31, 2010	102,355,260	$ 10,236	5,750,000	$ 206,000	$ 6,616,641	$ (8,952,876)	$ (2,119,999)
Net Loss						(192,371)	(192,371)
Balance, October 31, 2011	102,355,260	10,236	5,750,000	206,000	6,616,641	(9,145,247)	(2,312,370)
Net Loss						(172,319)	(172,319)
Balance, October 31, 2012	102,355,260	$ 10,236	5,750,000	$ 206,000	$ 6,616,641	$ (9,317,566)	$ (2,484,689)

The accompanying footnotes are an integral part of these financial statements.

F-4

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Cash Flows

	Year Ended

	October 31,

	2012	2011

Cash flows from operating activities:
Net loss	$ (172,319)	$ (192,371)

Adjustment to reconcile net loss to net
net cash used by operating activities:

Depreciation	2,855	2,855

Changes in operating assets and liabilities:

Increase in payables and accrued expenses	-	13,500
Increase in accrued interest - related party	-	6,552
Increase in payroll taxes payable	36,464	36,464

Net cash used in operating activities	(133,000)	(133,000)

Cash flows from investing activities

Acquisition of fixed assets	-	-
	-	-
Cash flows from financing activities

Proceeds from issuance of common stock	-	-
Proceeds from related party loan to the company	133,000	133,000
Net cash provided by investing activities	133,000	133,000

Net incresase(decrease) in cash	-	-
Cash, beginning of period	19	19

Cash, end of period	$ 19	$ 19

The accompanying footnotes are an integral part of these financial statements.

F-5

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 Property, Plant, and Equipment, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the years ended October 31, 2012  and 2011.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, Financial Instruments, approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at October 31, 2012  and 2011.

Revenue recognition

In accordance with the FASB ASC Topic 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 Income Taxes, which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

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

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No employee stock options or stock awards vested during 2012 or 2011 under FASB ASC 718.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

Note 2 – Summary of significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation expense of approximately $-0- and $-0- during the years ended October 31, 2012 and 2011, respectively, related to consulting services.

Recently Adopted Accounting Pronouncements

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

ASC 480, In March of 2012, the FASB issued Accounting Standards Update, Distinguishing Liabilities from Equity; primarily originated from FAS 150 and related interpretations. This subtopic establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The guidance applies to freestanding financial instruments, thus reinforcing the importance of this determination.

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

OCTOBER 31, 2012

Note 3 – Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that Destination Television, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations.

Several conditions cast doubt about the Company’s ability to continue as a going concern.   The Company has an accumulated deficit of approximately $9.3 million as of October 31, 2012, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2013	300
Thereafter	280

Total expected annual amortization expense	$ 580

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

Note 5  - Income Taxes

The Company has approximately $9.3  million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2032. The Company has adopted FASB ASC Topic 740, “Income Taxes,” which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	October 31,
	2012	2011
Deferred tax asset:
Net operating loss carryforwards	$ 4,770,447	$ 4,598,128
Deferred tax asset	4,770,447	4,598,128

Less: Valuation allowance	(4,770,447)	(4,598,128)
Net deferred tax asset	$ -	$ -

	October 31,
	2012	2011
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(5)	(5)
(net of federal benefits)
Other temporary differences	-	-
Valuation allowance	39	39

	-%	-%

The Company has taken a full valuation allowance against the deferred asset attributable to the NOL carry-forwards of approximately $4,800,000 and $4,600,000 at October 31, 2012 and 2011, respectively, due to the uncertainty of realizing the future tax benefits.

Note 6 – Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $54,000 for each of the years ended October 31, 2012  and October 31, 2011.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

Note 6  – Commitments (continued)

Employment Agreements

Gordon Scott Venters is employed as the Company's president and chief executive officer pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the board of directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination without cause, or if the employee terminates for good reason. As of October 31, 2012, Mr. Venters was owed $680,597  for accrued unpaid salary. As of October 31, 2011, Mr. Venters was owed $547,597  for accrued unpaid salary.

Note 7  - Payroll Taxes Payable

As of October 31, 2012 and 2011, the Company owed the Internal Revenue Service approximately $336,386 and $299,923, respectively, for unpaid payroll taxes, interest, and penalties, for unpaid payroll taxes for periods ended prior to the year ended October 31, 2007.  In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000, and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination, which also was rejected in June 2009. The Company plans to submit a revised Offer in Compromise. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008, 2009, 2010, 2011 and 2012 have been paid as required.

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

Note 9  - Stockholders' Deficiency

Common Stock

Preferred Stock

Series B Preferred Stock

The Series B preferred stock is identical in all aspects to the common stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of October 31, 2012, there were 5,750,000 shares of Series B preferred stock outstanding; on October 31, 2007, there were 3,750,000 shares outstanding. Each share of Series B preferred stock is convertible into one share of common stock.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

Note 10- Common Stock Options

No options or warrants were outstanding at October  31, 2012  and October 31, 2011.

Note 11  – Litigation

As of October 31, 2012, the Company was not a party to any existing or threatened litigation.

Note 12  -  Related Party Transactions

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

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan and Mr. Venters acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, in exchange for the $25,000 loan and the balance of $1,000 was applied to accrued unpaid salary. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. At October 31, 2012  and 2011, the Company owed Mr. Venters $680,597 and $547,597, respectively, for accrued unpaid salary.

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

As of October 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective.

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

The directors and officers as of October 31, 2012, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors.

Name	Age	First Year as Director	Position
Gordon Scott Venters	54	1993	CEO/Director

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

To date, we have not filed Form 5 for the year ended October 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Gordon Scott Venters is employed as the Company's president and chief executive officer, pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the board of directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 month salary in the event of a change of control or termination without cause, or if the employee terminates for good reason. As of October 31, 2012, Mr. Venters was owed $680,597 for accrued unpaid salary. As of October 31, 2011, Mr. Venters was owed $547,597 for accrued unpaid salary.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table illustrates the common stock and preferred stock ownership of Gordon Scott Venters as of February 21, 2013.

Title of           Name, Title and Address of Beneficial                     Amount of Beneficial      % of

Class                Owner of Shares                                                            Ownership               Shareholdings

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

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended October 31, 2012, we were billed and paid $4,000.  The audit fees were for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal year ended October 31, 2012, we were billed and paid $0 for  professional services rendered for tax compliance, tax advice, and tax planning, as well as for legal services.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2012.

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

Dated:   August 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Gordon Scott Venters

_______________________________________________________________________________________________

President, Chief Executive Officer,

Director

Dated:   August 15, 2013

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

Dated: August 15, 2013

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

Dated:  August 15, 2013

THE MOVIE STUDIO, INC. F/K/A DESTINATION TELEVISION, INC.

By: /s/ Gordon Scott Venters

- -------------------------------------

Gordon Scott Venters

Chief Executive Officer and

Chief Financial Officer