Form 10-Q
period 2013-01-31
MOVIE STUDIO, INC.
filed 2013-09-13
CIK 1109067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2013

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

Item 1.     Financial Statements

THE MOVIE STUDIO, INC.

Table of Contents

                                                                                                            PAGE

Consolidated Balance Sheets                                                             4

Consolidated Statements of Operations                                             5

Consolidated Statements of Cash Flows                                            6

Notes to Financial Statements                                                          7 - 15

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

	January 31,	October 31,
	2013	2012

Assets

Current assets

Cash	$ 7,087	$ 19
Total current assets	7,087	19

Property and equipment, net	3,492	4,019
Acquired amortizable intangible assets	505	580

Total assets	$ 11,084	$ 4,618

Liabilities and stockholders' deficiency

Current liabilities
Payroll taxes payable	$ 381,967	$ 372,851
Loans payable - related party	2,123,618	2,081,325

Total current liabilities	2,505,585	2,454,176

Long-term debt, net of current portion	-	-

Total liabilities	2,505,585	2,454,176

Stockholders' deficiency
Preferred stock, Series B convertible, $.0001 par value;
5,750,000 authorized, issued and outstaning at January 31, 2013
and October 31, 2012, respectively	206,000	206,000

Common stock, $.0001 par value; 200,000,000 shares
authorized, 105,855,260 and 102,355,260 shares issued and outstanding
at January 31, 2013 and October 31, 2012, respectively	45,236	10,236
Additional Paid in Capital	6,616,641	6,616,641
Accumulated deficit	(9,362,378)	(9,282,435)

Total stockholders' deficiency	(2,494,501)	(2,449,558)

Total liabilities and stockholders' deficiency	$ 11,084	$ 4,618

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

	Three months ended January 31,
	2013	2012

Sales	$ -	$ -

Expenses:

Selling, general and administrative expenses	70,827	33,964
Interest expense	9,116	9,116

Total expenses	79,943	43,080

Net loss before income taxes	(79,943)	(43,080)

Income taxes	-	-

Net income (loss)	$ (79,943)	$ (43,080)

Basic and diluted loss per share:

Basic and diluted loss per share:	$ -	$ -

Weighted average number of common
shares outstanding, basic and fully diluted	103,605,260	102,355,260

The accompanying footnotes are an integral part of these financial statements.

	Three months ended

	January 31,

	2012	2011

Cash flows from operating activities:
Net loss	$ (79,943)	$ (43,080)

Adjustment to reconcile net loss to net
net cash used by operating activities:

Depreciationand amortization	602	714

Changes in operating assets and liabilities:

Increase in payroll taxes payable	9,116	9,116

Net cash used in operating activities	(70,225)	(33,250)

Cash flows from investing activities

Cash flows from financing activities

Proceeds from related party loan to the company	42,293	33,250
Proceeds from issuance of common stock	35,000
Net cash provided by investing activities	77,293	33,250

Net incresase(decrease) in cash	7,068	-
Cash, beginning of period	19	19

Cash, end of period	$ 7,087	$ 19

The accompanying footnotes are an integral part of these financial statements.

6 THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

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

Note 2 – Summary of significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.  The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period.  These statements should be read in conjunction with the Entity’s Annual Report on Form 10-K for the year ended October 31, 2012 as filed with the SEC on July 29, 2013 (the “2012 Annual Report”).

The consolidated financial statements include the accounts of The Movie Studio, Inc. (formerly Destination Television, Inc.), a Delaware corporation, and its wholly owned subsidiary Destination Television, Inc., a Florida corporation. All significant inter-company account balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the quarter  ended January 31, 2013  and the year ended October 31, 2012.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

Note 2 – Summary of significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at January 31, 2013  and October 31, 2012.

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. state and local jurisdictions.  Generally the Company is no longer subject to income tax examinations by major taxing authorities for years before 2009. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce net assets. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.  It must be applied to all existing tax positions upon initial adoption and the cumulative effect, if any, is to be reported as an adjustment to stockholder’s equity as of January 1, 2009.  Based on its analysis, the Company has determined that the adoption of this policy did not have a material impact on the Company’s financial statements upon adoption. However, management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.

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

JANUARY 31, 2013

Note 2 – Summary of significant Accounting Policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No employee stock options or stock awards vested during during the quarter ended January 31, 2013 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately    $-0- and $-0- during the three month periods ended January 31, 2013 and January 31, 2012, respectively, related to consulting services.

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

JANUARY 31, 2013

Note 2 – Summary of significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

ASU 2011-04. In May 2011, the FASB issued Accounting Standards Update 2011-14, Fair Value Measurement (Topic 820). This Update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and they explain how to measure fair value and they do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements.

The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of ASU 2011-04 is not expected to have any material impact on our financial position, results of operations or cash flows.

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

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

Note 3 – Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that Destination Television, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations. Several conditions cast doubt about the Company’s ability to continue as a going concern.   The Company has an accumulated deficit of approximately $9.3 million as of January 31, 2013, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2013	225
Thereafter	280

Total expected annual
amortization expense	$505

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

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

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	January 31,	October 31,
	2013	2012
Deferred tax asset:
Net operating loss carryforwards	$4,850,390	$4,770,447
Deferred tax asset	4,850,390	4,770,447
Less: Valuation allowance	(4,850,390)	(4,770,447)
Net deferred tax asset	$0	$0

Valuation allowance	39	39

	-%	-%

Note 6 - Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $13,500  for each of the three month periods ended January 31, 2013  and 2012, respectively.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

Note 6 – Commitments (continued)

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2004.   The agreement was for an initial period of three years, with automatic renewals of one year.  The employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months’ salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of January 31, 2013 and October 31, 2012, Mr. Venters was owed $713,847 and $680,597  for accrued wages, respectively.

Note 7 - Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes. As of July 31, 2009, the total of payroll taxes payable, including estimated interest and penalties, was $261,710. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination which also was rejected in June 2009. The Company plans to submit a revised Offer in Compromise. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008, 2009, 2010, 2011 and 2012 have been paid as required. The balance due the Internal Revenue Service for these unpaid payroll taxes was approximately $381,967 and $372,851 at January 31, 2013 and October 31, 2012, respectively.

Note 8  - Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During period ended January 31, 2013, the Company issued to accredited investors a total of 3,500,000 shares of common stock for $35,000, all of which were issued at $0.0001 per share.

None of the above shares have been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

During the fiscal year ended October 31, 2012, the Company did not issue any shares of stock.

Stock Issued for Services

In During period ended January 31, 2013, the Company did not issue any shares of common stock.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

Note 8  - Stockholders' Deficiency (continued)

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of January 31, 2013,  there were 5,750,000 shares of Series B Preferred Stock outstanding and on October 31, 2012  there were 5,750,000 shares outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock.

Note 9- Common Stock Options

No options or warrants were outstanding at January 31, 2013  and October 31, 2012.

Note 10  – Litigation

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

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan; in addition to the repayment of $5,000 loan, the Company also issued 500,000 if its $0.0001 par value common stock in exchange for the $25,000 loan and accrued wages.  These shares were valued at $0.052 per shares. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of January 31, 2013 and October 31, 2012, Mr. Venters was owed approximately $713,847 and $680,597  for accrued wages, respectively.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013

Note 11  -  Related Party Transactions (continued)

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

Results of Operation

Three Months Ended January 31, 2013 Compared to Three Months Ended January 31, 2012

Revenue

The Company had no revenues for the three months ended January 31, 2013 and 2012.

Expenses

Selling, general and administrative expenses increased $36,863 from $33,964 to $70,827 for the three months ended January 31, 2013, as compared to the same period in 2012. These increases were primarily due to the Company’s increasing payroll costs.

Other

For the three months ended January 31, 2013 and 2012, the Company reported interest expense of $9,116 and $9,116, respectively.

Liquidity and Capital Resources

As of January 31, 2013 the Company had assets of $11,084 as against total liabilities of $2,505,585.  The Company has an accumulated deficit of approximately $9.3 million as of January 31, 2013, has limited cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of January 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of January 31, 2013 our internal control over financial reporting was not effective.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended January 31, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the three month period ended January 31, 2013.

Item 6.  Exhibits and Reports on Form 8-K

(a)                 Exhibits

                33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

                33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                 Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended January 31, 2013.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MOVIE STUDIO, INC.

Date:  September 11, 2013

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

Dated:  September 11, 2013

/s/ Gordon Scott Venters

Gordon Scott Venters

Chief Executive Officer

Chief Accounting Officer

EXHIBIT 33.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of The Movie Studio, Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2012 , as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gordon Scott Venters, Chief Executive Officer and Chief Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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

Dated:  September 11, 2013