Form 10-Q
period 2013-07-31
MOVIE STUDIO, INC.
filed 2013-09-13
CIK 1109067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2013

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

Item 1.     Financial Statements

THE MOVIE STUDIO, INC.

Table of Contents

                                                                                                            PAGE

Consolidated Balance Sheets                                                             5

Consolidated Statements of Operations                                             6

Consolidated Statements of Cash Flows                                            7

Notes to Financial Statements                                                                        8 - 18

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

	July 31,	October 31,
	2013	2012

Assets

Current assets

Cash	$ 7,267	$ 19
Total current assets	7,267	19

Property and equipment, net	2,438	4,019
Acquired amortizable intangible assets	355	580

Total assets	$ 10,060	$ 4,618

Liabilities and stockholders' deficiency

Current liabilities
Payroll taxes payable	$ 400,199	$ 372,851
Loans payable - related party	2,199,118	2,081,325

Total current liabilities	2,599,317	2,454,176

Long-term debt, net of current portion	-	-

Total liabilities	2,599,317	2,454,176

Stockholders' deficiency
Preferred stock, Series B convertible, $.0001 par value;
5,750,000 authorized, issued and outstaning at July 31, 2013
and October 31, 2012, respectively	206,000	206,000

Common stock, $.0001 par value; 200,000,000 shares
authorized, 105,855,260 and 102,355,260 shares issued and outstanding
at July 31, 2013 and October 31, 2012, respectively	45,236	10,236
Additional paid In capital	6,616,641	6,616,641
Accumulated deficit	(9,457,134)	(9,282,435)

Total stockholders' deficiency	(2,589,257)	(2,449,558)

Total liabilities and stockholders' deficiency	$ 10,060	$ 4,618

The accompanying footnotes are an integral part of these financial statements.

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012

Sales	$ -	$ -	$ -	$ -

Expenses:

Selling, general and administrative expenses	47,814	33,964	147,351	101,891
Interest expense	9,116	9,116	27,348	27,348

Total expenses	56,930	43,080	174,699	129,239

Net loss before income taxes	(56,930)	(43,080)	(174,699)	(129,239)

Income taxes	-	-	-	-

Net income (loss)	$ (56,930)	$ (43,080)	$ (174,699)	$ (129,239)

Basic and diluted loss per share:

Basic and diluted loss per share:	$ -	$ -	$ -	$ -

Weighted average number of common
shares outstanding, basic and fully diluted	105,855,260	102,355,260	105,082,366	102,355,260

The accompanying footnotes are an integral part of these financial statements.

Cash flows from operating activities:
Net loss	$ (174,699)	$ (129,239)

Adjustment to reconcile net loss to net
net cash used by operating activities:

Depreciation and amortization	1,806	2,141

Changes in operating assets and liabilities:

Increase in payroll taxes payable	27,348	27,348

Net cash used in operating activities	(145,545)	(99,750)

Cash flows from investing activities

	-	-
Cash flows from financing activities

Proceeds from issuance of common stock	35,000	-
Proceeds from related party loan to the company	117,793	99,750
Net cash provided by investing activities	152,793	99,750

Net incresase(decrease) in cash	7,248	-
Cash, beginning of period	19	19

Cash, end of period	$ 7,267	$ 19

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

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

Note 2 – Summary of significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.  The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period.  These statements should be read in conjunction with the Entity’s Annual Report on Form 10-K for the year ended October 31, 2012 as filed with the SEC on July 29, 2013 (the “2012 Annual Report”)

The consolidated financial statements include the accounts of The Movie Studio, Inc. (Formerly Destination Television, Inc.), a Delaware corporation, and its wholly owned subsidiary Destination Television, Inc., a Florida corporation. All significant inter-company account balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 Property, Plant, and Equipment, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the nine months ended July 31, 2013 and the year ended October 31, 2012.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, Financial Instruments, approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at July 31, 2013 and October 31, 2012.

Revenue recognition

In accordance with the FASB ASC Topic 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

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

JULY 31, 2013

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

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately    $-0- and $-0- during the nine months ended July 31, 2013 and 2012, respectively, related to consulting services.

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

JULY 31, 2013

Note 3 – Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that Destination Television, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations.

Several conditions cast doubt about the Company’s ability to continue as a going concern.   The Company has an accumulated deficit of approximately $9.4 million as of July 31, 2013, has limited cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2013	75
Thereafter	280

Total expected annual amortization expense	$355

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

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

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	2013	2012
Deferred tax asset:
Net operating loss carryforwards	$4,945,146	$4,770,447
Deferred tax asset	4,945,146	4,770,447
Less: Valuation allowance	(4,945,146)	(4,770,447)
Net deferred tax asset	$-	$-

Valuation allowance	38	38

	-%	-%

Note 6 - Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $13,500 for the nine months ended July 31, 2013 and 2012, respectively.

Employment Agreements

Gordon Scott Venters is employed as the Company's president and chief executive officer, pursuant to an employment agreement, effective November 1, 2004.  The agreement was for an initial period of three years, with automatic renewals of one year.  The employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the board of directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months salary in the event of a change of control or termination (without cause), or if the employee terminates for good reason. The balance due Mr. Ventors a July 31, 2013 and October 31, 2012 for unpaid wages was approximately $780,347 and $680,597, respectively.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

Note 7 - Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes. As of July 31, 2009, the total of payroll taxes payable, including estimated interest and penalties, was $261,710. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination which also was rejected in June 2009. The IRS has determined that the debt is uncollectible from the Company, and has begun pursuing the president for the trust portion of the tax. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008, 2009, 2010 and 2011 have been paid as required.  The balance due the Internal Revenue Service at July 31, 2013 and October 31, 2012 was approximately $400,199 and $372,851, respectively.

Note 8 - Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During period ended July 31, 2013, the Company issued to accredited investors a total of 3,500,000 shares of common stock for $35,000, all of which were issued at $0.0001 per share.

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

Stock Issued for Services

In During period ended July 31, 2013, the Company did not issue any shares of common stock.

In During period ended October 31, 2012, the Company did not issue any shares of common stock.

Preferred Stock

Series B Preferred Stock

The Series B preferred stock is identical in all aspects to the common stock, including the right to receive dividends, except that each share of Series B preferred stock has voting rights equivalent to four times the number of shares of common stock into which it could be converted. As of July 31, 2013 there were 5,750,000 shares of Series B preferred stock outstanding and on October 31, 2012 there were 5,750,000 shares outstanding. Each share of Series B preferred stock is convertible into one share of common stock.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

Note 9- Common Stock Options

No options or warrants were outstanding at July 31, 2013 and October 31, 2012.

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

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan ; in addition to the repayment of the $5,000 loan, the Company also issued 500,000 of its $0.0001 par value common stock in exchange for the $25,000 loan and accrued wages.  These shares were valued at $0.052 per share. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. The balance due Mr. Venters for unpaid wages as of July 31, 2013 and October 31, 2012 was $780,347 and $680,597, respectively.

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

Results of Operation

Three Months Ended July 31, 2013 Compared to Three months Ended July 31, 2012

Revenue

The Company had no revenues for the three months ended July 31, 2013 and 2012.

Expenses

For the three month period ended July 31, 2013 and 2012 selling snd administrative expenses increased $13,850 from $33,964 to $47,814, respectively.  These increases were primarily due to the Company’s increase in payroll costs.

Other

For the three months ended July 31, 2013 and 2012, the Company reported interest expense of $9,116 and $9,116, respectively.

Nine months Ended July 31, 2013 Compared to Nine Months Ended July 31, 2011

Revenue

The Company had no revenues for the nine months ended July 31, 2013 and 2012.

Expenses

Selling, general and administrative expenses increased $45,460 from $101,891 to $147,351 for the nine months ended July 31, 2013, as compared to the same period in 2012. These increases were primarily due to the Company’s increasing payroll costs.

Other

For the nine months ended July 31, 2013 and 2012, the Company reported interest expense of $27,348 and $27,348, respectively.

Liquidity and Capital Resources

As of July, 2013 the Company had assets of $10,060 as against total liabilities of $2,599,317.  The Company has an accumulated deficit of approximately $9.4 million as of July 31, 2013, has limited cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of July 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of July 31, 2013 our internal control over financial reporting was not effective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2013.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of January 31, 2013, our disclosure controls and procedures were not effective.

 (b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended July 31, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the nine month period ended July 31, 2013.

Item 6.  Exhibits and Reports on Form 8-K

(a)                 Exhibits

                33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                 Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended July 31, 2013.

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