Form 10-Q
period 2012-01-31
MOVIE STUDIO, INC.
filed 2013-09-17
CIK 1109067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2012

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

Item 1.     Financial Statements

THE MOVIE STUDIO, INC.

Table of Contents

                                                                                                            PAGE

Consolidated Balance Sheets                                                             5

Consolidated Statements of Operations                                             6

Consolidated Statements of Cash Flows                                            7

        Notes to Financial Statements                                                            8 - 18

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

		January 31,	October 31,
		2012	2011

Assets

	Current assets

	Cash	$ 19	$ 19

	Total current assets	19	19

	Property and equipment, net	5,935	6,574
	Acquired amortizable intangible assets	805	880

	Total assets	$ 6,759	$ 7,473

Liabilities and stockholders' deficiency

	Current liabilities

	Accounts payable and accrued liabilites	$ -	$ -
	Payroll taxes payable	$ 345,503	$ 336,386
	Loans payable - related party	1,981,575	1,947,325

	Total current liabilities	2,327,078	2,283,711

	Long-term debt, net of current portion	-	-

	Total liabilities	2,327,078	2,283,711

Stockholders' deficiency

	Preferred stock, Series B convertible, $.0001 par value;
	5,750,000 authorized, issued and outstaning at January 31, 2012
	and October 31, 2011, respectively	206,000	206,000

	Common stock, $.0001 par value; 200,000,000 shares
	authorized, 102,355,260 and 102,355,260 shares issued and outstanding
	at January 31,2012 and October 31, 2011, respectively	10,236	10,236

	Additional Paid in Capital	6,616,641	6,616,641
	Accumulated deficit	(9,153,196)	(9,109,115)

	Total stockholders' deficiency	(2,320,319)	(2,276,238)

	Total liabilities and stockholders' deficiency	$ 6,759	$ 7,473

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

	Three months ended January 31,
	2012	2011

Sales	$ -	$ -

Expenses:

Selling, general and administrative expenses	33,964	47,464
Interest expense	9,116	20,191

Total expenses	43,080	67,655

Net loss before income taxes	(43,080)	(67,655)

Income taxes	-	-

Net income (loss)	$ (43,080)	$ (67,655)

Basic and diluted loss per share:

Basic and diluted loss per share:	$ -	$ -

Weighted average number of common
shares outstanding, basic and fully diluted	102,355,260	102,355,260

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Cash Flows

	Three months ended

	January 31,

	2012	2011

Cash flows from operating activities:
Net loss	$ (43,080)	$ (67,655)

Adjustment to reconcile net loss to net
net cash used by operating activities:

Depreciation	714	714
Grant of stock options at fair value	-	-
Stock issued for services	-	-

Changes in operating assets and liabilities:

Increase in payables and accrued expenses	-	13,500
Increase in accrued interest - related party	-	11,075
Increase in payroll taxes payable	9,116	9,116

Net cash used in operating activities	(33,250)	(33,250)

Cash flows from investing activities

Cash flows from financing activities

Proceeds from related party loan to the company	33,250	33,250
Net cash provided by investing activities	33,250	33,250

Net incresase(decrease) in cash	-	-
Cash, beginning of period	19	19

Cash, end of period	$ 19	$ 19

The accompanying footnotes are an integral part of these financial statements.

6 THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2012

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

Note 2 – Summary of significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.  The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period.  These statements should be read in conjunction with the Entity’s Annual Report on Form 10-K for the year ended October 31, 2011 as filed with the SEC on July 8, 2013 (the “2011 Annual Report”).

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

JANUARY 31, 2012

Note 2 – Summary of significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at January 31, 2012  and October 31, 2011.

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

JANUARY 31, 2012

Note 2 – Summary of significant Accounting Policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No employee stock options or stock awards vested during during the quarter ended January 31, 2012 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately    $-0- and $-0- during the three month periods ended January 31, 2012 and January 31, 2011, respectively, related to consulting services.

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

JANUARY 31, 2012

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

JANUARY 31, 2012

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

$225
300
280

$805

Expected annual amortization expense related to amortizable intangible assets is as follows:

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2012

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

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	January 31,	October 31,
	2012	2011
Deferred tax asset:
Net operating loss carryforwards	$4,641,208	$4,598,128
Deferred tax asset	4,641,208	4,598,128
Less: Valuation allowance	(4,641,208)	(4,598,128)
Net deferred tax asset	$0	$0

	2012	2011
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(5)	(5)
(net of federal benefits)
Other temporary differences	-	-
Valuation allowance	39	39

	-%	-%

Note 6 - Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $13,500  for each of the three month periods ended January 31, 2012  and 2011, respectively.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2012

Note 6 – Commitments (continued)

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2004.   The agreement was for an initial period of three years, with automatic renewals of one year.  The employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months’ salary in the event of a change of control or termination "without cause," or if the employee terminates for "good reason." As of January 31, 2012 and October 31, 2011, Mr. Venters was owed $580,847 and $547,597  for accrued wages, respectively.

Note 7 - Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes. As of July 31, 2009, the total of payroll taxes payable, including estimated interest and penalties, was $261,710. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination which also was rejected in June 2009. The Company plans to submit a revised Offer in Compromise. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008, 2009, 2010  and 2011 have been paid as required. The balance due the Internal Revenue Service for these unpaid payroll taxes was approximately $345,503 and $336,386 at January 31, 2012 and October 31, 2011, respectively.

Note 8  - Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During period ended January 31, 2012, the Company did not issue any shares of stock.

Stock Issued for Services

In During period ended January 31, 2012, the Company did not issue any shares of common stock.

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of January 31, 2012,  there were 5,750,000 shares of Series B Preferred Stock outstanding and on October 31, 2011  there were 5,750,000 shares outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2012

Note 9- Common Stock Options

No options or warrants were outstanding at January 31, 2012  and October 31, 2011.

Note 10  – Litigation

As of January 31, 2012, the Company was not a party to any existing or threatened litigation.

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

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan; in addition to the repayment of $5,000 loan, the Company also issued 500,000 if its $0.0001 par value common stock in exchange for the $25,000 loan and accrued wages.  These shares were valued at $0.052 per shares. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of January 31, 2012 and October 31, 2011, Mr. Venters was owed approximately $580,847 and $547,597  for accrued wages, respectively.

Ventures Capital Partners, LLC

In April 2011, Ventures Capital Partners, LLC. (VCP) purchased a total debt of $1,353,420 from a related party shareholder for an equity.  VCP is owned by the President of the Company.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2012

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

Results of Operation

Three Months Ended January 31, 2012 Compared to Three Months Ended July 31, 2011

Revenue

The Company had no revenues for the three months ended January 31, 2012 and 2011.

Expenses

Selling, general and administrative expenses decreased $13,500 from $47,464 to $33,964 for the three months ended January 31, 2012, as compared to the same period in 2011. These decreases were primarily due to the Company’s decreasing payroll costs.

Other

For the three months ended January 31, 2012 and 2011, the Company reported interest expense of $9,116 and $20,191, respectively, a decrease of $11,075 or 54.9%.

Liquidity and Capital Resources

As of January 31, 2012 the Company had assets of $6,759 as against total liabilities of $2,327,078.  The Company has an accumulated deficit of approximately $9.1 million as of January 31, 2012, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of January 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of January 31, 2012 our internal control over financial reporting was not effective.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended January 31, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the three month period ended January 31, 2012.

Item 6.  Exhibits and Reports on Form 8-K

(a)                 Exhibits

                33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

                33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                 Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended January 31, 2012.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MOVIE STUDIO, INC.

Date:  July 29, 2013

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

Dated:  July 29, 2013

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

Dated:  July 29, 2013