Form 10-Q
period 2012-04-30
MOVIE STUDIO, INC.
filed 2013-09-17
CIK 1109067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2012

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

Item 1.     Financial Statements

THE MOVIE STUDIO, INC.

Table of Contents

                                                                                                            PAGE

Consolidated Balance Sheets                                                             5

Consolidated Statements of Operations                                             6

Consolidated Statements of Cash Flows                                            7

        Notes to Financial Statements                                                           8 - 18

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

		April 30,	October 31,
		2012	2011

Assets

	Current assets

	Cash	$ 19	$ 19

	Total current assets	19	19

	Property and equipment, net	5,296	6,574
	Acquired amortizable intangible assets	730	880

	Total assets	$ 6,045	$ 7,473

Liabilities and stockholders' deficiency

	Current liabilities

	Payroll taxes payable	$ 354,619	$ 336,386
	Loans payable - related party	2,014,825	1,947,325

	Total current liabilities	2,369,444	2,283,711

	Long-term debt, net of current portion	-	-

	Total liabilities	2,369,444	2,283,711

Stockholders' deficiency

	Preferred stock, Series B convertible $.0001 par value;
	5,750,000 authorized, issued and outstaning at April 2012
	and October 31, 2011, respectively	206,000	206,000

	Common stock, $.0001 par value; 200,000,000 shares
	authorized, 102,355,260 and 102,355,260 shares issued and
	outstanding at April 30,2012 and October 31, 2011, respectively	10,236	10,236

	Additional paid in capital	6,616,641	6,616,641
	Accumulated deficit	(9,196,276)	(9,109,115)

	Total stockholders' deficiency	(2,363,399)	(2,276,238)

	Total liabilities and stockholders' deficiency	$ 6,045	$ 7,473

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011

Sales	$ -	$ -	$ -	$ -

Expenses:

Selling, general and administrative expenses	33,964	33,964	67,928	81,428
Consulting	-	-	-	-
Interest expense	9,116	4,593	18,232	24,784

Total expenses	43,080	38,557	86,160	106,212

Net loss before income taxes	(43,080)	(38,557)	(86,160)	(106,212)

Income taxes	-	-	-	-

Net income (loss)	$ (43,080)	$ (38,557)	$ (86,160)	$ (106,212)

Basic and diluted loss per share:

Basic and diluted loss per share:	$ -	$ -	$ -	$ -

Weighted average number of common
shares outstanding, basic and fully diluted	102,355,260	102,355,260	102,355,260	102,355,260

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Cash Flows

	Six months ended

	April 30,

	2012	2011

Cash flows from operating activities:
Net loss	$ (86,160)	$ (106,212)

Adjustment to reconcile net loss to net
net cash used by operating activities:

Depreciation	1,428	1,428

Changes in operating assets and liabilities:

Increase in payables and accrued expenses	-	13,500
Increase in accrued interest - related party	-	6,552
Increase in payroll taxes payable	18,232	18,232

Net cash used in operating activities	(66,500)	(66,500)

Cash flows from investing activities

Acquisition of fixed assets	-	-
	-	-
Cash flows from financing activities

Proceeds from issuance of common stock	-	-
Proceeds from related party loan to the company	66,500	66,500
Net cash provided by investing activities	66,500	66,500

Net incresase(decrease) in cash	-	-
Cash, beginning of period	19	19

Cash, end of period	$ 19	$ 19

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 Property, Plant, and Equipment, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the quarter ended April 30, 2012 and the year ended October 31, 2011.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2012

Note 2 – Summary of significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, Financial Instruments, approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at April 30, 2012 and October 31, 2011.

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

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately    $-0- and $-0- during the six months ended April 30, 2012 and 2011, respectively, related to consulting services.

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

Several conditions cast doubt about the Company’s ability to continue as a going concern.   The Company has an accumulated deficit of approximately $9.2 million as of April 30, 2011, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2012	150
2013	300
Thereafter	280

Total expected annual amortization expense	$ 730

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

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	April 30,	October 31,
	2012	2011
Deferred tax asset:
Net operating loss carryforwards	$ 4,684,288	$ 4,598,128
Other Temporary differences	-	0
Deferred tax asset	4,684,288	4,598,128
Less: Valuation allowance	(4,684,288)	(4,598,128)
Net deferred tax asset	$ -	$ -

	April 30,	October 31,
	2012	2011
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(4)	(4)
(net of federal benefits)
Other temporary differences	-	-
Valuation allowance	38	38

	-%	-%

Note 6 - Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $13,500 and $13,500 for each of the three months ended April 30, 2012 and 2011, respectively.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2012

Note 6 – Commitments (continued)

Employment Agreements

Gordon Scott Venters is employed as the Company's President and Chief Executive Officer, pursuant to an employment agreement, effective November 1, 2004.  The agreement was for an initial period of three years, with automatic renewals of one year.  The employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the Board of Directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months’ salary in the event of a change of control or termination without cause, or if the employee terminates for good reason. The balance due Mr. Venters at April 30, 2012 and October 31, 2011 for unpaid wages was approximately $614,097 and $547,597, respectively.

Note 7 - Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes. As of July 31, 2009, the total of payroll taxes payable, including estimated interest and penalties, was $261,710. In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000 and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination which also was rejected in June 2009. The Company plans to submit a revised Offer in Compromise. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007, 2008, 2009, 2010 and 2011 have been paid as required. The balance due the Internal Revenue Service at April 30, 2012 and October 31, 2011 was approximately $354,619 and $336,386, respectively.

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

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2012

Note 8 - Stockholders' Deficiency (continued)

Stock Issued for Services (continued)

During periods ended April 30, 2012, the Company did not issue any shares of common stock.

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of April 30, 2012, there were 5,750,000 shares of Series B Preferred Stock outstanding and on October 31, 2011 there were 5,750,000 shares outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock.

Note 9- Common Stock Options

No options or warrants were outstanding at April 30, 2012 and October 31, 2011.

Note 10 – Litigation

As of April 30, 2012, the Company was not a party to any existing or threatened litigation.

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

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2011

Note 11 -  Related Party Transactions (continued)

Gordon Scott Venters (continued)

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan ; in addition to the repayment of the $5,000 loan, the Company also issued 500,000 of its $0.0001 par value common stock in exchange for the $25,000 loan and accrued wages.  These shares were valued at $0.052 per share. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. The balance due Mr. Venters for unpaid wages as of April 30, 2012 and October 31, 2011 was $481,097 and $414,597, respectively.

Ventures Capital Partners, LLC

In April 2011, Ventures Capital Partners, LLC. (VCP) purchased a total debt of $1,353,420 from a related party shareholder for an equity.  VCP is owned by the President of the Company.

Note 12– Subsequent Events

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

Results of Operation

Three months ended April 30, 2012 compared with three months ended April 20, 2011.

Revenue

The Company had no revenues for the three months ended April 30, 2012 and 2011.

Expenses

For the three month period ended April 30, 2012 and 2011 selling snd administrative expenses were $33,964 and $33,964, respectively.

Other

For the three months ended April 30, 2012 and 2011, the Company reported interest expense of $9,116 and $4,593, respectively, a increase of $4,593(100%).

Six months ended April 30, 2011 compared with six months ended April 20, 2010.

Revenue

The Company had no revenues for the six months ended April 30, 2012 and 2011.

Expenses

Selling, general and administrative expenses decreased $13,500 from $81,428 to $67,928 for the six months ended April 30, 2012, as compared to the same period in 2011. These decreases were primarily due to the Company’s decreasing payroll costs.

Other

For the six months ended April 30, 2012 and 2011, the Company reported interest expense of $18,232 and $24,784, respectively, a decrease of $6,552(26.4%), primarily due to a reduction of outstanding debt.

Liquidity and Capital Resources

As of April 30, 2012 the Company had assets of $6,045 as against total liabilities of $2,369,444.  The Company has an accumulated deficit of approximately $9.2 as of April 30, 2012, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of April 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Base on our assessment, we believe that, as of April 30, 2012 our internal control over financial reporting was not effective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of April 30, 2012, our disclosure controls and procedures were not effective.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended April 30, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the three and six month periods ended April 30, 2012.

Item 6.  Exhibits and Reports on Form 8-K

(a)                 Exhibits

                33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                 Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended April 30, 2012.

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