Form 10-K
period 2013-10-31
MOVIE STUDIO, INC.
filed 2014-11-26
CIK 1109067

  ______________________________________________________________________________________________

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-30800

THE MOVIE STUDIO, INC.

 _______________________________________________________

(Exact name of registrant as specified in its charter)

Delaware	65-0494581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2040 Sherman Street, Hollywood, Florida 33020

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

Yes      No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes____   No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer_______                                                        Accelerated filer ____________

Non-accelerated filer ________                                                       Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes No [X]

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

Number of shares of our common stock outstanding as of November 12, 2014 is 236,000,000

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

The value proposition for investors is in the bi-product of manufacturing of a major motion picture asset(s), which reduces capital expenses (CAP X) by utilizing these vertical in the manufacturing of the intellectual property (movie) asset.  The completed movie then employs a significant expense to revenue ratio, by utilizing these metrics. The motion picture asset is ultimately licensed to seventy (70) countries around the world (foreign market) and domestically in the traditional media outlet channels, movie theaters, television, DVD, pay cable, Video on Demand (VOD) mobile etc. In addition the motion picture integrates a soundtrack, which creates an additional revenue stream for investors.  The Company has proven the business model on all three verticals prior to opening up The Movie Studio, a 7200 Sq. Ft. state of the art production studio in downtown Ft. Lauderdale, complete with 24X36 green screen, infinity wall, edit suites, complete motion picture manufacturing lighting and equipment, cameras make-up station, talent division, and in-house marketing. The Movie Studio has manufactured its first feature film production for Ventures Capital Partners, LLC. Is titled Exposure starring Corey Feldman and is currently in pre-production of the sequel Double Exposure. In addition, The Movie Studio can generate additional revenue streams from studio rentals and music video production. The Company is currently fully operational and implementing its business model to scale the Companies operations in 2013 and beyond. The Company changed its name of operations from Destination Television, Inc. to The Movie Studio, Inc. On June 9, 2014 FINRA approved the new symbol MVES.

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

PRINCIPAL PRODUCTS AND THEIR MARKETS

The Movie Studio, Inc. (OTC: SYMBOL: MVES)

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

The distributor must also ensure that enough film prints are struck to service all contracted exhibitors on the contract-based opening day, ensure their physical delivery to the theater by the opening day, monitor exhibitors to make sure the film is in fact shown in the particular theatre with the minimum number of seats and show times, and ensure the prints' return to the distributor's office or other storage resource also on the contract-based return date. In practical terms, this includes the physical production of film prints and their shipping around the world (a process that is beginning to be replaced by digital) as well as the creation of posters, newspaper and magazine advertisements, television commercials, trailers, and other types of ads.

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

Non-theatrical distribution:

This term, used mainly in the British film industry, describes the distribution of feature films for screening to a gathered audience, but not in theatres at which individual tickets are sold to members of the public. The defining distinctions between a theatrical and a non-theatrical screening are that the latter has to be to a closed audience in some way, e.g. pupils of a school, members of a social club or passengers on an airliner, and that there can be no individual admission charge. Most non-theatrical screening contracts also specify that the screening must not be advertised, except within the group that is eligible to attend (e.g. in a membership organization’s newsletter or an in-flight magazine).

The largest market for non-theatrical distribution is probably the airlines, followed by film societies. Non-theatrical distribution is generally handled by companies that specialize in this market, of which Film bank [1] is Britain's largest, representing the major Hollywood studios. Home video media is sold with a license that permits viewing in the home only (hence the copyright notice that appears at the start of many VHS tapes and DVDs, which states that the content must not be shown in oil rigs, prisons or schools). Until these technologies were widespread, most non-theatrical screenings were on16mm film prints supplied by the distributor. Today, the most common business model is for a distributor to sell the exhibitor a license that permits the legal projection of a copy of the film, which the exhibitor buys separately on a home video format. These licenses can either be for individual, one-off screenings, or cover an unlimited number of screenings of titles represented by that distributor for a specified time period. The latter are often purchased by pubs and students' unions, to enable them to show occasional feature films on a TV in their bars.

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

.

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

The Movie Studio is a 17,000 Sq. Ft. state of the art production studio in Hollywood, FL, complete with green screen stage, two stage edit suites and two audio suites and voice over booth, administrative office space, a food court, complete motion picture manufacturing lighting and equipment, cameras, make-up station, talent division and in-house marketing.

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

Through October 31, 2014, The Company leased from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which served as its administrative offices and computer operations center. The rent was $4,500 per month and the Company was responsible for utilities. Rent expense was $54,000 for each of the years ended October 31, 2013 and October 31, 2012. The Company moved to a new location in Hollywood, FL on November 1, 2014.

ITEM 3.	LEGAL PROCEEDINGS

On December 13, 2012, Peter Langone filed a civil suit against the Company, wherein he claimed certain ownership of equipment and services rendered on behalf of the Company, when he was an occupant at the offices of the Company. The Company disputed his claim and settled with Mr. Langone in 2013. The final case is expected to be released on January 9, 2015.

In September 25, 2013, Ali, Sonoma Steward filed a civil suit against the Company and Ventures Capital Partners, LLC, claiming the Company was using her image and likeness on the artwork used in connection the  marketing and advertising of the motion picture Exposure.  The Company provided the Plaintiff’s counsel with a binding Letter of Intent (LOI) Agreement, which became binding upon completion of the production for the movie Exposure; this LOI granted the Company the rights to use Ali Sonoma Stewarts, “Image,” “Likeness,” “Web,” “Print,” and “Media” in connection with this movie in perpetuity.  The Company anticipates the civil suit will be dismissed on January 21, 2015, on the basis of the release and Lack of Prosecution.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On November 12, 2014, there were 439 common stock shareholders of record.

DIVIDENDS

We do not intend to retain future earnings to support our growth.  Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available; therefore, our earnings; financial condition, capital requirements, and other factors which our board of directors deems relevant.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (‘MD&A”) is intended to help the reader understand the results of operations and financial condition of The Movie Studio, Inc. F/K/A Destination Television, Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying Notes to Financial Statements.

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

Results of Operations for the years ended October 31, 2013 and 2012

The following tables sets forth a summary of financial highlights for the years ended October 31:

	Year Ended
	October 31,			%
	2013	2012	Change	Change

Statement of operations data:

Sales	$ 295,824	$ -	$ 295,824	-

Expenses	444,608	172,319	272,289	158%

Net loss	(148,784)	(172,319)	23,535	(14%)

Net loss per share	$ (0.001)	$ (0.002)

For the years ended October 31, 2013 and 2012, we reported a net loss of $148,784 and $172,319, respectively, a decrease in net loss of $23,535. The decrease in net loss is primarily attributable to an increase in revenue of $295,824, partially offset by an increase in total expenses of $272,289.

For the years ended October 31, 2013 and 2012, we reported revenues of $295,824 and $-0-, respectively.

Total expenses for the years ended October 31, 2012 and 2011 were $444,608 and $172,319, respectively, an increase of $272,289, or 158%.  This increase is primarily attributable of an increase of $269,089 in selling and general administrative expenses.

Interest expense increased $3,200 for the year ended October 31, 2013 to $$39,644 from the $36,464 reported for the prior fiscal year. This increase results from an overall increase in in debt obligations during the year ended October 31, 2013.

Liquidity and Capital Resources

For the year ended October 31, 2013, we used $71,381 for operating activities, as compared to $133,000 used for operations for the year ended October 31, 2012.

Historically, we have financed our business primarily from the receipt of cash from financing activities.  During the year ended October 31, 2013, we received proceeds of $56,000 from the issuance of common stock and $23,374 from related party loans made to the Company.

At October 31, 2013, we reported total liabilities of $2,587,676, all of which is current and due within one year.  The liability total consists of loans payable to an entity owned by a shareholder and officer of the Company, of $1,371,463. This entity assumed the debt due to Dr. Terry for an equity interest in the entity owned by the shareholder and officer.  The Company was also indebted to its president and CEO in the amount of $803,698; $733,216 of this amount represented unpaid wages and the balance of $70,482 represents funds he advanced to the Company for working capital purposes.

At October 31, 2012, we reported total liabilities of $2,489,307, all of which was current and due within one year.  The liability total consists of loans payable to an entity owned by a shareholder and officer of the Company, of $1,353,420. This entity assumed the debt due to Dr. Terry for an equity interest in the entity owned by the shareholder and officer.  The Company was also indebted to its president and CEO in the amount of $772,705; $680,597 of this amount represented unpaid wages and the balance of $47,108 represents funds he advanced to the Company for working capital purposes.

We also owe the Internal Revenue Service approximately $412,500 for unpaid payroll taxes (approximately $375,000), interest, and penalties.  The Company did submit an Offer in Compromise to substantially reduce the liability; however, the Internal Revenue Service rejected our initial Offer in Compromise.  We have appealed the Internal Revenue Service’s rejection, and we continue to negotiate with the Internal Revenue Service to resolve all outstanding issues related to the unpaid payroll taxes.  All payroll tax obligations incurred during the fiscal years ended October 31, 2013 and 2012 have been paid.

Capital Expenditures

Our requirements for capital expenditures should not exceed $10,000 for year ended October 31, 2013.

Inflation

We believe that inflation has not had a material effect on our operations during 2013 and 2012.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2013 and 2012.

Recently Issued Accounting Standards

In February 2013, the accounting guidance was amended for obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The amendments provide guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendment was effective for the Company beginning January 1, 2014 and was applied retrospectively. The adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows or financial condition.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carry forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry forward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, though early adoption is permitted as is a retrospective application. We do not anticipate that the adoption of this standard will have a material effect on the Company’s results of operations, financial position or cash flows.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that annual period. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 to its consolidated financial statements.

In June 2014, accounting guidance was updated for stock-based awards when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. This guidance is effective for the Company as of January 1, 2016. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact on its financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition of the award. A reporting entity should apply existing guidance in Accounting Standards Codification Topic 718, Compensation-Stock Compensation, as it relates to such awards. The guidance is effective for fiscal years beginning after December 15, 2015, and may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We do not believe the adoption of this guidance will have a significant impact the Company’s consolidated statements and related disclosures.

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

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately $-0- and $-0- during the years ended October 31, 2013 and 2012, respectively, related to consulting services.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows

CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2013 and 2012	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31,	F-3
2013 AND 2012

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE	F-4
YEARS ENDED OCTOBER 31, 2013 AND 2012

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31,	F-5
2013 AND 2012

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

The Movie Studio, Inc.

Hollywood, Florida

I have audited the accompanying consolidated balance sheets of The Movie Studio, Inc. (the “Company”) as of October 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended October 31, 2013 and 2012, and the related notes to the consolidated financial statements.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits.  I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years ended October 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has accumulated deficits of $9.5 million, and it does not have a source of revenue sufficient to cover its operating costs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

November 21, 2014

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

	October 31,

	2013	2012

Assets

Current assets

Cash	$ 8,012	$ 19

Total current assets	8,012	19

Property and equipment, net	1,911	4,019
Acquired amortizable intangible assets	280	580

Total assets	$ 10,203	$ 4,618

Liabilities and stockholders' deficiency

Current liabilities

Accounts payable and accrued liabilites	$ -	$ 35,331
Payroll taxes payable	412,515	372,851
Loans payable - related party	803,698	2,081,125
Loan from VCP	1,371,463	-

Total current liabilities	2,587,676	2,489,307

Total liabilities	2,587,676	2,489,307

Stockholders' deficiency

Preferred stock, Series B convertible ($.0001 par value)
5,750,000 authorized, issued and outstaning at October 31, 2013
and October 31, 2012, respectively	575	575

Common stock,( $.0001 par value); 200,000,000 shares
authorized, 170,545,068 and 102,355,260 shares issued and
outstanding at October 31, 2013 and October 31, 2012, respectively	17,055	10,236

Additional paid in capital	6,871,247	6,822,066

Accumulated deficit	(9,466,350)	(9,317,566)

Total stockholders' deficiency	(2,577,473)	(2,484,689)

Total liabilities and stockholders' deficiency	$ 10,203	$ 4,618

The accompanying footnotes are an integral part of these financial statements.

F-2

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

	Year Ended October 31,
	2013	2012

Revenue	$ 295,824	$ -

Expenses:

Selling, general and administrative expenses	404,944	135,855
Interest expense	39,664	36,464

Total expenses	444,608	172,319

Net loss before income taxes	(148,784)	(172,319)

Income taxes	-	-

Net loss	$ (148,784)	$ (172,319)

Basic and diluted loss per share	(0.001)	(0.002)

Weighted average number of common
shares outstanding, basic and fully diluted	133,232,022	102,355,260

The accompanying footnotes are an integral part of these financial statements.

F-3

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Changes in Stockholders Deficiency

					Additional		Total
	Common Stock		Preferred Stock		Paid-In	Accumlated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance, October 31, 2011	102,355,260	$ 10,236	5,750,000	$ 575	$ 6,822,066	$ (9,145,247)	$ (2,312,370)
Net Loss						(172,319)	(172,319)
Balance, October 31, 2012	102,355,260	10,236	5,750,000	575	6,822,066	(9,317,566)	(2,484,689)
Common Stock issued for cash	68,189,808	6,819			49,181		56,000
Net Loss						(148,784)	(148,784)

Balance, October 31, 2013	170,545,068	$ 17,055	5,750,000	$ 575	$ 6,871,247	$ (9,466,350)	$ (2,577,473)

The accompanying footnotes are an integral part of these financial statements.

F-4

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Cash Flows

	Year Ended

	October 31,

	2013	2012

Cash flows from operating activities:

Net loss	$ (148,784)	$ (172,319)

Adjustment to reconcile net loss to net
net cash used by operating activities:

Depreciation and amortization	2,408	2,855

Changes in operating assets and liabilities:

Decrease in payables and accrued expenses	35,331	-
Increase in payroll taxes payable	39,664	36,464

Net cash used in operating activities	(71,381)	(133,000)

Cash flows from investing activities	-	-

Cash flows from financing activities

Proceeds from issuance of common stock	56,000	-
Proceeds from related party loan to the company	23,374	133,000
Net cash provided by investing activities	79,374	133,000

Net incresase(decrease) in cash	7,993	-
Cash, beginning of period	19	19

Cash, end of period	$ 8,012	$ 19

The accompanying footnotes are an integral part of these financial statements.

F-5

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 Property, Plant, and Equipment, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the years ended October 31, 2013 and 2012.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, Financial Instruments, approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at October 31, 2013 and 2012.

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

OCTOBER 31, 2013

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

OCTOBER 31, 2013

Note 2 – Summary of significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation expense of approximately $-0- and $-0- during the years ended October 31, 2013 and 2012, respectively, related to consulting services.

Recently Adopted Accounting Pronouncements

In February 2013, the accounting guidance was amended for obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. The amendments provide guidance on the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements, including debt arrangements, other contractual obligations, and settled litigation and judicial rulings, for which the total amount of the obligation is fixed at the reporting date. The amendment was effective for the Company beginning January 1, 2014 and was applied retrospectively. The adoption of this guidance did not have a material effect on the Company’s results of operations, cash flows or financial condition.

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carry forward rather than as a liability when the uncertain tax position would reduce the NOL or other carry forward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, though early adoption is permitted as is a retrospective application. We do not anticipate that the adoption of this standard will have a material effect on the Company’s results of operations, financial position or cash flows.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that revenue is recognized when a customer obtains control of a good or service. A customer obtains control when it has the ability to direct the use of and obtain the benefits from the good or service. ASU 2014-09 is effective for annual periods beginning after December 15, 2016, including interim periods within that annual period. The Company is in the process of assessing the impact of the adoption of ASU 2014-09 to its consolidated financial statements.

In June 2014, accounting guidance was updated for stock-based awards when the terms of an award provide that a performance target that affects vesting could be achieved after the requisite service period. The current accounting standard for stock-based compensation as it applies to awards with performance conditions should be applied. This guidance is effective for the Company as of January 1, 2016. The Company is currently evaluating this guidance, but does not anticipate it will have a material impact on its financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition of the award. A reporting entity should apply existing guidance in Accounting Standards Codification Topic 718, Compensation-Stock Compensation, as it relates to such awards. The guidance is effective for fiscal years beginning after December 15, 2015, and may be applied prospectively

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

Note 2 – Summary of significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)

or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We do not believe the adoption of this guidance will have a significant impact the Company’s consolidated statements and related disclosures.

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

Several conditions cast doubt about the Company’s ability to continue as a going concern.   The Company has an accumulated deficit of approximately $9.5 million as of October 31, 2013, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

OCTOBER 31, 2013

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31, 2013	$ 280

Note 5 - Income Taxes

The Company has approximately $9.5 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2033. The Company has adopted FASB ASC Topic 740, “Income Taxes,” which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

	October 31,
	2013	2012
Deferred tax asset:
Net operating loss carryforwards	$ 3,692,000	$ 3,634,000
Deferred tax asset	3,692,000	3,634,000

Less: Valuation allowance	(3,692,000)	(3,634,000)
Net deferred tax asset	$ -	$ -

	October 31,
	2013	2012
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(5)	(5)
(net of federal benefits)
Other temporary differences	-	-
Valuation allowance	39	39

	-%	-%

The Company has taken a full valuation allowance against the deferred asset attributable to the NOL carry-forwards of approximately $3,692,000 and $3,634,000 at October 31, 2013 and 2012, respectively, due to the uncertainty of realizing the future tax benefits.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

Note 6 – Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $54,000 for each of the years ended October 31, 2013 and October 31, 2012.

Employment Agreements

Gordon Scott Venters is employed as the Company's president and chief executive officer pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the board of directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months in the event of a change of control or termination without cause, or if the employee terminates for good reason. As of October 31, 2013 and 2012, the Company owed  Mr. Venters $803,698 (unpaid wages of $733,216; advances of $70,482) and $680,590 (unpaid wages of $680,597; advances of $47,108), respectively, for unpaid wages and advances he made to the Company.  He has agreed to convert the $733,216 due him for unpaid wages, under terms of his employment agreement, and the $70,482 due him for advances he has made to the Company in exchange for the issuance to him of 25million shares of the Company’s common shares, which will have one to one voting rights.  This conversion transaction will be completed within the next twelve months.

Note 7 - Payroll Taxes Payable

As of October 31, 2012 and 2011, the Company owed the Internal Revenue Service approximately $412,515 and $372,851, respectively, for unpaid payroll taxes, interest, and penalties, for unpaid payroll taxes for periods ended prior to the year ended October 31, 2007.  In August, October and November 2007, the Internal Revenue Service filed tax liens against the Company in the total amount of $198,351. In August 2007, the Company made a lump-sum payment of $48,000, and in November 2007, an additional lump sum payment of $18,600. These payments were made in connection with the Company's submission of an Offer in Compromise to settle its payroll tax obligations. The Offer in Compromise was rejected and the Company appealed the initial determination, which also was rejected in June 2009. The Company plans to submit a revised Offer in Compromise. There is no assurance that an acceptable settlement will be reached. Payroll tax obligations for the calendar years 2007 through 2013 have been paid as required.

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

Note 9 - Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During year ended October 31, 2013, the Company issued to accredited investors a total of 68,189,808 shares of common stock for $0.0008 per share for a total of $56,000. None of the above shares have been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

Note 9 - Stockholders' Deficiency (continued)

Preferred Stock

Series B Preferred Stock

The Series B preferred stock is identical in all aspects to the common stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of October 31, 2013 and 2012, there were 5,750,000 shares of Series B preferred stock outstanding. Each share of Series B preferred stock is convertible into one share of common stock.

Note 10 - Common Stock Options

No options or warrants were outstanding at October 31, 2013 and October 31, 2012.

Note 11 - Litigation

On December 13, 2012, Peter Langone filed a civil suit against the Company, wherein he claimed certain ownership of equipment and services rendered on behalf of the Company, when he was an occupant at the offices of the Company. The Company disputed his claim and settled with Mr. Langone in 2013. The final case is expected to be released on January 9, 2015.

In September 25, 2013, Ali, Sonoma Steward filed a civil suit against the Company and Ventures Capital Partners, LLC, claiming the Company was using her image and likeness on the artwork used in connection the  marketing and advertising of the motion picture Exposure.  The Company provided the Plaintiff’s counsel with a binding Letter of Intent (LOI) Agreement, which became binding upon completion of the production for the movie Exposure; this LOI granted the Company the rights to use Ali Sonoma Stewarts, “Image,” “Likeness,” “Web,” “Print,” and “Media” in connection with this movie in perpetuity.  The Company anticipates the civil suit will be dismissed on January 21, 2015, on the basis of the release and Lack of Prosecution.

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

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

Note 12 -  Related Party Transactions (continued)

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan and Mr. Venters acquired from the Company 500,000 shares of its common stock, which were valued at $26,000, or $0.052 per share, in exchange for the $25,000 loan and the balance of $1,000 was applied to accrued unpaid salary. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of October 31, 2013 and 2012, the Company owed  Mr. Venters $803,698 (unpaid wages of $733,216; advances of $70,482) and $680,590 (unpaid wages of $680,597; advances of $47,108), respectively, for unpaid wages and advances he made to the Company.  He has agreed to convert the $733,216 due him for unpaid wages, under terms of his employment agreement, and the $70,482 due him for advances he has made to the Company in exchange for the issuance to him of 25million shares of the Company’s common shares, which will have one to one voting rights.  This conversion transaction will be completed within the next twelve months.

Note 13 -  Subsequent Events

On November 1, 2014, the Company moved its production facility and corporate operations, without executing a lease agreement or rental agreement, to a new 17,000 square foot studio in Hollywood, Florida, which includes administrative office space, a food court, a 5,000 square foot sound and green screen stage, two stage edit suites, two audio suites, and a voice over booth. The facility is for sale at an asking price of $1.5 million dollars.  The Company is reviewing its options of either negotiating a lease agreement for some or all of the studio space, or make an offer to the property owners to purchase the building on terms acceptable to both parties by January 1, 2015.

On June 9, 2014, the Company received its new stock symbol from FIRE; the new symbol is MVES.

The Company has evaluated subsequent events through November 21, 2014 the date the financial statements were available to be issued.  No events have occurred which would have a material effect on the financial statements of the Company as of that date.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                                ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Terry Johnson, CPA. We do not presently intend to change accountants.  At no time have there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Out previous accountant, Patrick Rodgers, CPA, PA, resigned and Terry Johnson, CPA was engaged on January 13, 2014.

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

 BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Gordon Scott Venters, Chief Executive Officer and Chairman of the Board

Gordon Scott Venters has been president and chief executive officer and a director of The Movie Studio FKA Destination, Television, Inc. for the last ten months and a director of Destination Television since 1996.  During that time he has executive produced, produced, written and directed Exposure starring Corey Feldman ready for worldwide release in the first quarter of 2013 the first of the four picture franchise.  He has also served as a member of our board of directors from March 1994 to May 1995. Prior to joining Destination Television, Inc., Mr. Venters was engaged in the entertainment industry, including the financing, management and production of films, videos and recordings. From May 1995 until December 1996, he served as president and director of Quantum Entertainment, Company in Los Angeles. From 1990 to 1993, Mr. Venters served as president and chief executive officer of Flash Entertainment, Inc., an independent feature film company and predecessor of our company, during which time he was the executive producer of no More Dirty Deals and five music videos. He had previously been the Executive Producer of two full length feature films, Shakma & Shoot. Mr. Venters, has also been a financial advisor and a registered stockbroker with FD Roberts Securities and Prudential Bache Securities, Inc.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended October 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Gordon Scott Venters is employed as the Company's president and chief executive officer, pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the board of directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 month salary in the event of a change of control or termination without cause, or if the employee terminates for good reason.  As of October 31, 2013 and 2012, the Company owed  Mr. Venters $803,698 (unpaid wages of $733,216; advances of $70,482) and $680,590 (unpaid wages of $680,597; advances of $47,108), respectively, for unpaid wages and advances he made to the Company.  He has agreed to convert the $733,216 due him for unpaid wages, under terms of his employment agreement, and the $70,482 due him for advances he has made to the Company in exchange for the issuance to him of 25million shares of the Company’s common shares, which will have one to one voting rights.  This conversion transaction will be completed within the next twelve months.

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

The address for all officers and directors is 2040 Sherman Street, Hollywood, Florida 33020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended October 31, 2013, we were billed and paid $4,000.  The audit fees were for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal year ended October 31, 2013, we were billed and paid $0 for  professional services rendered for tax compliance, tax advice, and tax planning, as well as for legal services.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2013.

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

Dated:   November 21, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Gordon Scott Venters

_______________________________________________________________________________________________

President, Chief Executive Officer,

Director

Dated:   November 21, 2014

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

Dated: November 21, 2014

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

                                        Chief Executive Officer

                                        Chief Financial Officer

906 CERTIFICATION OF CERTIFYING OFFICER

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Yearly Report On Form 10-K of The Movie Studio, Inc. F/K/A Destination Television, Inc. for the Year Ended October 31, 2013 I, Gordon Scott Venters, chief executive officer and chief financial officer of The Movie Studio, Inc. F/K/A Destination Television, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     1.   Such Yearly Report on Form 10-K for the year ended October 31, 2013 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   The information contained in such Yearly Report on Form 10-K for the year ended October 31, 2013 fairly presents, in all material respects, the financial condition and results of operations of The Movie Studio, Inc. F/K/A Destination Television, Inc.

Dated:  November 21, 2014

THE MOVIE STUDIO, INC. F/K/A DESTINATION TELEVISION, INC.

By: /s/ Gordon Scott Venters

- -------------------------------------

Gordon Scott Venters

Chief Executive Officer and

Chief Financial Officer