Form 10-Q
period 2014-01-31
MOVIE STUDIO, INC.
filed 2014-12-03
CIK 1109067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________, to ____________

Commission File Number  000-30800

THE MOVIE STUDIO, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	65-0494581
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2040 Sherman Street, Hollywood Florida 33020

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

There were 236,000,000 shares of the Registrant’s $0.0001 par value common stock outstanding as of November 12, 2014.

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

Item 1.     Financial Statements

THE MOVIE STUDIO, INC.

Table of Contents

                                                                                                            PAGE

Consolidated Balance Sheets                                                             4

Consolidated Statements of Operations                                             5

Consolidated Statements of Cash Flows                                            6

Notes to Financial Statements                                                          7 - 15

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

	January 31,	October 31,
	2014	2013

Assets
Current assets
Cash	$ 21,215	$ 8,012
Total current assets	21,215	8,012

Property and equipment, net	-	1,911
Acquired amortizable intangible assets	280	280
Total assets	$ 21,495	$ 10,203

Liabilities and stockholders' deficiency

Current liabilities
Payroll taxes payable	$ -	$ 412,515
Loans payable - related party	814,379	803,698
Loan from VCP	7,180	1,371,463
Total current liabilities	821,559	2,587,676

Long-term debt, net of current portion	1,353,420	-

Total liabilities	2,174,979	2,587,676

Stockholders' deficiency
Preferred stock, Series B convertible, $.0001 par value;
5,750,000 authorized, issued and outstanding at January 31, January 31, 2014 and October 31, 2013, respectively	575	575

Common stock, $.0001 par value; 200,000,000 shares
authorized, 179,550,000 and 170,550,000 shares issued and outstanding
at January 31, 2014 and October 31, 2013, respectively	17,955	17,055
Additional Paid in Capital	7,086,817	6,871,247
Accumulated deficit	(9,258,832)	(9,466,350)

Total stockholders' deficiency	(2,153,485)	(2,577,473)

Total liabilities and stockholders' deficiency	$ 21,495	$ 10,203

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

	Three months ended January 31,
	2014	2013

Sales	$ 5,803	$ -

Expenses:

General and administrative expenses	64,832	70,827
Consulting	15,818	-
Interest expense	-	9,116

Total expenses	80,650	79,943

Net loss before income taxes	(80,650)	(79,943)

Income taxes	-	-

Net income (loss)	$ (80,650)	$ (79,943)

Basic and diluted loss per share:

Basic and diluted loss per share:	$ -	$ -

Weighted average number of common
shares outstanding, basic and fully diluted	175,050,000	103,605,260

The accompanying footnotes are an integral part of these financial statements.

                                                                 5

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)

                                            Statement of Cash Flows

	Three months ended

	January 31,

	2014	2013

Cash flows from operating activities:
Net loss	$ (74,847)	$ (79,943)

Adjustment to reconcile net loss to net
Net cash used by operating activities:
Depreciation and amortization	602	602
Due to Gordon S Venters	25,755	-
Changes in operating assets and liabilities:

Increase (Decrease) in payroll taxes payable	(385,149)	9,116

Net cash used in operating activities	(434,241)	(70,225)

Cash flows from investing activities

Cash flows from financing activities

Proceeds from related party loan to the company	-	42,293
Proceeds from issuance of common stock	47,300	35,000
Net cash provided by investing activities	47,300	77,293

Net increase(decrease) in cash	(1,792)	7,068
Cash, beginning of period	23,007	19

Cash, end of period	$ 21,215	$ 7,087

The accompanying footnotes are an integral part of these financial statements.

6

                                                     THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 “Property, Plant, and Equipment,” the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the quarter ended January 31, 201 4 and the year ended October 31, 2013.

                                                                       7

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

Note 2 – Summary of significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, “Financial Instruments,” approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at January 31, 2014  and October 31, 20 13 .

Revenue recognition

In accordance with the FASB ASC Topic 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740 Income Taxes , which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

JANUARY 31, 2014

Note 2 – Summary of significant Accounting Policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 Compensation – Stock Compensation , which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No employee stock options or stock awards vested during the quarter ended January 31, 2014 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately    $-0- and $-0- during the three month periods ended January 31, 2014 and January 31, 2013, respectively, related to consulting services.

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

JANUARY 31, 2014

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

ASC 480, In March of 2012, the FASB issued Accounting Standards Update, Distinguishing Liabilities from Equity ; primarily originated from FAS 150 and related interpretations. This subtopic establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The guidance applies to freestanding financial instruments, thus reinforcing the importance of this determination.

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

JANUARY 31, 2014

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2013	225
Thereafter	280

Total expected annual
amortization expense	$280

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

Note 5 - Income Taxes

The Company has approximately $ 9.34 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2030. The Company has adopted FASB ASC Topic 740, Income Taxes, which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

		January 31,	October 31,
		2014	2013
Deferred tax asset:
Net operating loss carry forwards		$1,278,162	$3,634,000
Deferred tax asset		1,278,162	3,634,000
Less: Valuation allowance		(1,278,162)	(3,634,000)
Net deferred tax asset		$0	$0

		January 31, 2014	October 31, 2013
S	Statutory federal income tax expense	(34)%	(34)%
	State and local income tax	(5)	(5)
	(net of federal benefits)	-	-
	Other temporary differences	39	39
	Valuation allowance	- %	- %

Note 6 - Commitments

Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $4,770 and $ 13,500 for each of the three month periods ended January 31, 2014 and 20 13, respectively.

                                                    THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

Note 6 – Commitments (continued)

Employment Agreements

Gordon Scott Venters is employed as the Company's president and chief executive officer pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the board of directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months in the event of a change of control or termination without cause, or if the employee terminates for good reason. As of October 31, 2013 and 2012, the Company owed  Mr. Venters $803,698 (unpaid wages of $733,216; advances of $70,482) and $680,590 (unpaid wages of $680,597; advances of $47,108), respectively, for unpaid wages and advances he made to the Company.  He has agreed to convert the $733,216 due him for unpaid wages, under terms of his employment agreement, and the $70,482 due him for advances he has made to the Company in exchange for the issuance to him of 25 million shares of the Company’s common shares, which will have one to one voting rights.  This conversion transaction will be completed within the next twelve months.

As of January 31, 2014 and October 31, 2013, Mr. Venters was owed $ 814,379 and $ 733,216 for accrued wages, respectively.

Note 7 - Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes for the periods of December 2005; March, June and September of 2006 in the amount of $412,500.  During February of 2013, the Internal Revenue Service deemed the unpaid balance as “Uncollectible” and the President of the Company was issued a Levy on Wages, Salary, and Other Income personally in the amount of $93,457 owed to and for the Trust Fund Management Penalty.  Payroll tax obligations for the calendar years since 2007, 2008, 2009, 2010, 2011, 2012 and 2013 have been paid as required. There have been no payroll taxes incurred for the quarter ended January 31, 2014.

Note 8 - Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During period ended January 31, 2014, the Company issued to accredited investors a total of 9,000,000 shares of common stock for $ 47,300, all of which were issued at $0.0001 per share.

None of the above shares have been registered under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

During the fiscal year ended October 31, 2013, the Company issued approximately 68,189,808 shares of stock at various prices between $0.0001 and $0.005 per share.

Stock Issued for Services

During the period ended January 31, 2014, the Company did not issue any shares of common stock.

                                              THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

Note 8 - Stockholders' Deficiency (continued)

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of January 31, 2014, there were 5,750,000 shares of Series B Preferred Stock outstanding and on October 31, 20 13 there were 5,750,000 shares outstanding.  Each share of Series B Preferred Stock is convertible into one share of common stock.

Note 9 - Common Stock Options

No options or warrants were outstanding at January 31, 2014 and October 31, 2013.

Note 1 0 – Litigation

 On December 13, 2012, Peter Langone filed a civil suit against the Company, wherein he claimed certain ownership of equipment and services rendered on behalf of the Company, when he was an occupant at the offices of the Company. The Company disputed his claim and settled with Mr. Langone in 2013. The final case is expected to be released on January 9, 2015

In September 25, 2013, Ali, Sonoma Steward filed a civil suit against the Company and Ventures Capital Partners, LLC, claiming the Company was using her image and likeness on the artwork used in connection the  marketing and advertising of the motion picture Exposure.  The Company provided the Plaintiff’s counsel with a binding Letter of Intent (LOI) Agreement, which became binding upon completion of the production for the movie Exposure; this LOI granted the Company the rights to use Ali Sonoma Stewarts, “Image,” “Likeness,” “Web,” “Print,” and “Media” in connection with this movie in perpetuity.  The Company anticipates the civil suit will be dismissed on January 21, 2015, on the basis of the release and Lack of Prosecution.

Note 1 1 - Related Party Transactions

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

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan ; in addition to the repayment of $5,000 loan, the Company also issued 500,000 if its $0.0001 par value common stock in exchange for the $25,000 loan and accrued wages.  These shares were valued at $0.052 per shares. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of January 31, 201 4 and October 31, 2013, Mr. Venters was owed approximately $ 814,379 and $ 733,216 for accrued wages, respectively.

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

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

Note 11 - Related Party Transactions (continued)

Ventures Capital Partners, LLC

Since April 2011, Ventures Capital Partners, LLC. (VCP) the Company negotiated the purchase of debt in the amount of $1,353,420 from a related party shareholder for equity in VCP, LLC, as follows:

Note 12 – Notes Payable

At March 31, 2011, the Company owed Dr. K. Terry, a related party shareholder, a total of $1,353,420, which represented $436,500 for accrued rent, $705,000 for convertible notes, and $211,920 for accrued interest against the convertible notes.  On April 1, 2011, the total amount due Dr. Terry of $1,353,420 was purchased by Ventures Capital Partners, LLC, another related party, which provided Dr. Terry an equity interest in Ventures Capital Partners, LLC

Item 2. Management’s Discussion and Analysis of Financial Conditions and

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

Liquidity and Capital Resources

As of January 31, 2014 the Company had assets of $21,495 as against total liabilities of $2,174,979.  The Company has an accumulated deficit of approximately $9.25 million as of January 31, 2014, has limited cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 (Exchange Act) as a process designed by or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that Results of Operation

Three Months Ended January 31, 2014 Compared to Three Months Ended January 31, 2013

Revenue

The Company had revenues for the three months ended January 31, 2014 in the amount of $5,803 and none for January 31, 2013.

Expenses

Selling, general and administrative expenses increased $707 from $79,943 to $80,650 for the three months ended January 31, 2014, as compared to the same period in 2013.

Other

For the three months ended January 31, 2014 and 2013, the Company reported interest expense of $0 and $9,116, respectively.

Item 5. Controls and Procedures

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

      Pertain to the maintenance of records that is in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets.

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of January 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of January 31, 2014 our internal control over financial reporting was not effective.

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

(b)             Changes in internal controls .

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended January 31, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the three month period ended January 31, 2014.

Item 6.  Exhibits and Reports on Form 8-K

(a)                  Exhibits

                33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

                33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended January 31, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MOVIE STUDIO, INC.

Date:  December 1, 2014

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

Dated:  December 1, 2014

/s/ Gordon Scott Venters

Gordon Scott Venters

Chief Executive Officer

Chief Accounting Officer

EXHIBIT 33.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of The Movie Studio, Inc. (the “Company”) on Form 10-Q for the period ending January 31, 2014 , as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gordon Scott Venters, Chief Executive Officer and Chief Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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

Dated:  December 1, 2014