Form 10-Q
period 2014-04-30
MOVIE STUDIO, INC.
filed 2014-12-03
CIK 1109067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________, to ____________

Commission File Number  000-30800

THE MOVIE STUDIO, INC.

(Exact Name of Registrant as Specified in Charter)

Delaware	65-0494581
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2040 Sherman Street, Hollywood, Florida 33020

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

Item 1.     Financial Statements

THE MOVIE STUDIO, INC.

Table of Contents

                                                                                                                       PAGE

Consolidated Balance Sheets                                                                           5

Consolidated Statements of Operations                                                           6

Consolidated Statements of Cash Flows                                                         7

Notes to Financial Statements                                                                              8 - 18

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

	April 30,	October 31,
	2014	2013
Current assets
Cash	$ (4)	$ 8,012
Property and equipment, net	-	1,911
Acquired amortizable intangible assets	280	280
Total assets	276	10,203

Liabilities and stockholders' deficiency

Current liabilities
Payroll taxes payable	$ -	$ 412,515
Loan from VCP, LLC	7,180	1,371,463
Officer’s salary payable	837,387	803,698
Total current liabilities	844,567	2,587,676

Loan from VCP, LLC	1,353,420	-

Total liabilities	2,197,987	2,587,676

Stockholders' deficiency
Preferred stock, Series B convertible, $.0001 par value;
5,750,000 authorized, issued and outstanding at April 30, 2014 and October 31, 2013, respectively	575	575

Common stock, $.0001 par value; 200,000,000 shares
authorized, 189,545,068 and 170,545,068 shares issued and outstanding
at April 30, 2014 and October 31, 2013, respectively	18,955	17,055
Additional paid in capital	7,125,817	6,871,247
Accumulated deficit	(9,343,059)	(9,466,350)

Total stockholders' deficiency	$ (2,197,712)	(2,577,473)

Total liabilities and stockholders' deficiency	$ 276	$ 10,203

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013

Sales	$ 1,519	$ -	$ 7,322	$ -

Expenses:

General and administrative expenses	67,068	28,710	131,899	99,537
Consulting	18,678	-	34,496	-
Interest expense	-	9,116	-	18,232

Total expenses	67,068	37,826	166,395	117,769

Net loss before income taxes	(84,227)	(37,826)	(159,073)	(117,769)

Income taxes	-	-	-	-

Net income (loss)	$ (84,227)	$ (37,826)	$ (159,073)	$ (117,769)

Basic and diluted loss per share:

Basic and diluted loss per share:	$ -	$ -	$ -	$ -

Weighted average number of common
shares outstanding, basic and fully diluted	182,295,068	105,822,260	182,295,068	105,822,260

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)

Statement of Cash Flows
	Six months ended

	April 30,

	2014	2013

Cash flows from operating activities:
Net loss	$ (159,074)	$ (117,769)
Adjustment to reconcile net loss to net
net cash used by operating activities:
Depreciation and amortization	-	1,204
Changes in operating assets and liabilities:
Increase in officer’s salary payable	48,763
Increase (Decrease) in payroll taxes payable	385,149	18,232

Net cash used in operating activities	(495,460)	(98,333)

Cash flows from investing activities

Cash flows from financing activities

Proceeds from related party loan to the company	-	75,543
Proceeds from issuance of common stock	87,300	35,000
Net cash provided by investing activities	87,300	110,543

Net increase(decrease) in cash	(23,011)	12,210
Cash, beginning of period	23,007	19

Cash, end of period	$ (4)	$ 12,229

The accompanying footnotes are an integral part of these financial statements.

7

                                                        THE MOVIE STUDIO, INC

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

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

Note 2 – Summary of significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated quarterly financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.  The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period.  These statements should be read in conjunction with the Entity’s Annual Report on Form 10-K for the year ended October 31, 2013 as filed with the SEC on November 29, 2014 (the “2013 Annual Report”).

The consolidated financial statements include the accounts of The Movie Studio, Inc. (Formerly Destination Television, Inc.), a Delaware corporation, and its wholly owned subsidiary Destination Television, Inc., a Florida corporation. All significant inter-company account balances and transactions between the Company and its subsidiary have been eliminated in consolidation.

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 Property, Plant, and Equipment, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the quarter ended April 30, 2014 and the year ended October 31, 2013.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           APRIL 30, 2014

Note 2 – Summary of significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, Financial Instruments, approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at April 30, 2014 and October 31, 2013.

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

APRIL 30, 2014

Note 2 – Summary of significant Accounting Policies (continued)

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 Compensation – Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  No employee stock options or stock awards vested during 2014 or 2013 under FASB ASC 718.

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately  $-0- and $-0- during the six months ended April 30, 2014 and 2013, respectively, related to consulting services.

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

APRIL 30, 2014

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

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

Note 3 – Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that The Movie Studio, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations.

Several conditions cast doubt about the Company’s ability to continue as a going concern.   The Company has an accumulated deficit of approximately $9.34 million as of April 30, 2014, has limited cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31,
2013	150
Thereafter	280

Total expected annual amortization expense	$ 280

                                                          12

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

Note 5 - Income Taxes

The Company has approximately $9.34 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2031. The Company has adopted FASB ASC Topic 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

		April 30,	October 31,
		2014	2013
Deferred tax assets
Net operating loss carry forwards		$1,278,162	$3,634,000
Deferred tax asset		1,278,162	3,634,000
Less: Valuation allowance		(1,278,162)	(3,634,000)
Net deferred tax asset		$0	$0

		April 30, 2014	October 31, 2013
S	Statutory federal income tax expense	(34)%	(34)%
	State and local income tax	(5)	(5)
	(net of federal benefits)	-	-
	Other temporary differences	39	39
	Valuation allowance	- %	- %

Note 6 - Commitments and Facilities

The Company leases from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $4,770 and $13,500 for each of the three months ended April 30, 2014 and 2013, respectively.

                                                           13

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

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

The balance due Mr. Venters at April 30, 2014 and October 31, 2013 for unpaid wages was approximately $837,887 and $788,624, respectively.

Note 7 - Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes for the periods of December 2005; March, June and September of 2006 in the amount of $412,500.  During February of 2013, the Internal Revenue Service deemed the unpaid balance as “Uncollectible” and the President of the Company was issued a Levy on Wages, Salary, and Other Income personally in the amount of $93,457 owed to and for the Trust Fund Management Penalty.  Payroll tax obligations for the calendar years since 2007, 2008, 2009, 2010, 2011, 2012 and 2013 have been paid as required.  There have been no payroll taxes incurred for the quarter ended April 30, 2014.

Note 8 - Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During period ended April 30, 2014, the Company issued to accredited investors a total of 19,000,000 shares of common stock for $87,300, all of which were issued at various prices between $0.0001 and $0.0005 per share.

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

APRIL 30, 2014

Note 8 - Stockholders' Deficiency (continued)

Stock Issued for Services (continued)

During periods ended April 30, 2014, the Company issued 2,000,000 shares of common stock for services.

Preferred Stock

Series B Preferred Stock

The Series B Preferred Stock is identical in all aspects to the Common Stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of April 30, 2014, there were 5,750,000 shares of Series B Preferred Stock outstanding and on October 31, 2013 there were 5,750,000 shares outstanding. Each share of Series B Preferred Stock is convertible into one share of common stock.

Note 9- Common Stock Options

No options or warrants were outstanding at April 30, 2014 and October 31, 2013.

Note 10 – Litigation

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

Note 11 - Related Party Transactions

Goordon Scott Venters

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

 In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan ; in addition to the repayment of $5,000 loan, the Company also issued 500,000 if its $0.0001 par value common stock in exchange for the $25,000 loan and accrued wages.  These shares were valued at $0.052 per shares. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of April 30, 201 4 and October 31, 2013, Mr. Venters was owed approximately $ 814,379 and $ 733,216 for accrued wages, respectively.

                                              THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

Note 11 - Related Party Transactions (continued)

Gordon Scott Venters (continued)

He has agreed to convert the $733,216 due him for unpaid wages, under terms of his employment agreement, and the $70,482 due him for advances he has made to the Company in exchange for the issuance to him of 25 million shares of the Company’s common shares, which will have one to one voting rights.  This conversion transaction will be completed within the next twelve months.

In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan ; in addition to the repayment of the $5,000 loan, the Company also issued 500,000 of its $0.0001 par value common stock in exchange for the $25,000 loan and accrued wages.  These shares were valued at $0.052 per share. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. The balance due Mr. Venters for unpaid wages as of April 30, 2014 and October 31, 2013 was $837,887 and $788,624, respectively.

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

Results of Operations

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITIAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

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

 Results of Operation

Three months ended April 30, 2014 compared with three months ended April 20, 2013.

Revenue

The Company had revenues for the six months ended April 30, 2014 of $7,322 compared to none April 30, 2013.

Expenses

For the six month period ended April 30, 2014 and 2013 general and administrative expenses increased $48,626 from $117,769 to $166,395, respectively.

Other

For the six months ended April 30, 2014 and 2013, the Company reported interest expense of $0 and $18,232, respectively.

Six months ended April 30, 2014 compared with six months ended April 20, 2013.

Revenue

The Company had revenues for the three months ended April 30, 2014 of $1,519 and none April 30, 2013.

Expenses

General and administrative expenses increased $29,242 from $37,826 to $67,068 for the three months ended April 30, 2014, as compared to the same period in 2013.

Other

For the six months ended April 30, 2014 and 2013, the Company reported interest expense of $0 and $9,116, respectively.

Liquidity and Capital Resources

As of April 30, 2014 the Company had net assets of $280 as against total liabilities of $2,197,987.  The Company has an accumulated deficit of approximately $9.34 million as of April 30, 2014, has limited cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company.  The Company believes that actions it is presently being taking to revise its operating and financial requirements in order to provide itself with the opportunity to continue as a going concern.

Item 3 Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 Controls and Procedures

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of April 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of April 30, 2014 our internal control over financial reporting was not effective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of April 30, 2014, our disclosure controls and procedures were not effective.

 (b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1      Legal Proceedings

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

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended April 30, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4     Mine Safety Disclosures

Not applicable.

Item 5     Other Information

The Company does not have any other material information to report with respect to the three and six month periods ended April 30, 2014.

Item 6 Exhibits and Reports on Form 8-K

(a)                Exhibits

                33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

 33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended April 30, 2014.

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

                                                                    20

EXHIBIT 33.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of The Movie Studio, Inc. (the “Company”) on Form 10-Q for the period ending April 30, 2014, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gordon Scott Venters, Chief Executive Officer and Chief Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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

                                                                       21