Form 10-Q
period 2014-07-31
MOVIE STUDIO, INC.
filed 2014-12-03
CIK 1109067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2014

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

Item 1.     Financial Statements

THE MOVIE STUDIO, INC.

Table of Contents

                                                                                                                       PAGE

Consolidated Balance Sheets                                                                           5

Consolidated Statements of Operations                                                           6

Consolidated Statements of Cash Flows                                                         7

Notes to Financial Statements                                                                        8 - 18

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

	July 31,	October 31,
	2014	2013
Current assets

Cash	$ 9,150	$ 8,012
Property and equipment, net	-	1,911
Acquired amortizable intangible assets	280	280
Total assets	9,430	10,203

Liabilities and stockholders' deficiency

Current liabilities
Payroll taxes payable	$ -	$ 412,515
Loan from VCP, LLC	7,180	1,371,463
Officer’s salary payable	851,112	803,698
Total current liabilities	858,292	2,587,676

Loan from VCP, LLC	1,353,420	-

Total liabilities	2,211,712	2,587,676

Stockholders' deficiency
Preferred stock, Series B convertible, $.0001 par value;
5,750,000 authorized, issued and outstanding at April 30, 2014 and October 31, 2013, respectively	575	575

Common stock, $.0001 par value; 750,000,000 shares
authorized, 217,803,607 and 170,545,000 shares issued and outstanding
at July 31, 2014 and October 31, 2013, respectively	21,780	17,055
Additional paid in capital	7,197,159	6,871,247
Accumulated deficit	(9,421,797)	(9,466,350)

Total stockholders' deficiency	(2,202,283)	(2,577,473)

Total liabilities and stockholders' deficiency	$9,430	$10,203

The accompanying footnotes are an integral part of these financial statements.

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013

Sales	$ 1,519	$ -	$ 16,486	$ -

Expenses:

General and administrative expenses	67,068	47,814	211,760	147,351
Consulting	18,678	-	42,538	-
Interest expense	-	9,116	-	27,348

Total expenses	67,068	56,930	254,298	174,699

Net loss before income taxes	(84,227)	(56,930)	(237,812)	(174,699)

Income taxes	-	-	-	-

Net income (loss)	$ (84,227)	$ (56,930)	$ (237,812)	$ (174,699)

Basic and diluted loss per share:

Basic and diluted loss per share:	$ -	$ -	$ -	$ -

Weighted average number of common
shares outstanding, basic and fully diluted	182,295,068	105,855,260	182,295,068	105,082,366

The accompanying footnotes are an integral part of these financial statements.

                                                                      6

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)

Statement of Cash Flows
	Nine months ended

	July 31,

	2014	2013

Cash flows from operating activities:
Net loss	$ (237,812)	$ (174,699)
Adjustment to reconcile net loss to net
net cash used by operating activities:
Depreciation and amortization	-	1,806
Changes in operating assets and liabilities:
Increase in officer’s salary payable	62,488
Increase (Decrease) in payroll taxes payable	(385,149)	27,348
Net cash used in operating activities	(560,472)	(145,545)

Cash flows from investing activities

Cash flows from financing activities

Proceeds from related party loan to the company	-	117,793
Proceeds from issuance of common stock	161,467	35,000
Retained earnings	385,149	-
Net cash provided by investing activities	546,616	152,793

Net increase(decrease) in cash	(13,857)	7,248
Cash, beginning of period	23,007	19

Cash, end of period	$ 9,150	$ 7,267

The accompanying footnotes are an integral part of these financial statements.

7

                                                         THE MOVIE STUDIO, INC

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          July 31, 2014

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 Property, Plant, and Equipment, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the quarter ended July 31, 2014 and the year ended October 31, 2013.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           July 31, 2014

Note 2 – Summary of significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, Financial Instruments, approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at July 31, 2014 and October 31, 2013.

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

July 31, 2014

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

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation of approximately  $-0- and $-0- during the nine months ended July 31, 2014 and 2013, respectively, related to consulting services.

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

July 31, 2014

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

July 31, 2014

Note 3 – Going Concern

The accompany financial statements have been prepared on the basis of accounting principles applicable to a going concern, which assume that The Movie Studio, Inc. will continue in operation for a least one year and realize its assets and discharge its liabilities in the normal course of operations.

Several conditions cast doubt about the Company’s ability to continue as a going concern.   The Company has an accumulated deficit of approximately $9.42 million as of July 31, 2014, has limited cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

                                                          12

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

Note 5 - Income Taxes

The Company has approximately $9.42 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2031. The Company has adopted FASB ASC Topic 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

		July 31,	October 31,
		2014	2013
Deferred tax assets
Net operating loss carry forwards		$1,278,162	$3,634,000
Deferred tax asset		1,278,162	3,634,000
Less: Valuation allowance		(1,278,162)	(3,634,000)
Net deferred tax asset		$0	$0

		July 31, 2014	October 31, 2013
S	Statutory federal income tax expense	(34)%	(34)%
	State and local income tax	(5)	(5)
	(net of federal benefits)	-	-
	Other temporary differences	39	39
	Valuation allowance	- %	- %

Note 6 - Commitments and Facilities

The Company leased from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $4,770 and $13,500 for each of the three months ended July 31, 2014 and 2013, respectively.

As of November 1st 2014, the Movie Studio, Inc. moved its production facility without executing a lease agreement or rent agreement to a new 17,000 square foot studio in Hollywood Florida with administrative office space, food court, and 5,000 square foot sound, green screen stage, stage 2 edit suites and two audio suites and voice over booth.  It’s new business address is 2040 Sherman Street Hollywood, Florida 33020.

                                                           13

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

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

The balance due Mr. Venters at July 31, 2014 and October 31, 2013 for unpaid wages was approximately $851,112 and $788,624, respectively.

Note 7 - Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes for the periods of December 2005; March, June and September of 2006 in the amount of $412,500.  During February of 2013, the Internal Revenue Service deemed the unpaid balance as “Uncollectible” and the President of the Company was issued a Levy on Wages, Salary, and Other Income personally in the amount of $93,457 owed to and for the Trust Fund Management Penalty.  Payroll tax obligations for the calendar years since 2007, 2008, 2009, 2010, 2011, 2012 and 2013 have been paid as required.  There were no payroll taxes incurred for the quarter ended July 31, 2014.

Note 8 - Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During period ended July 31, 2014, the Company issued to accredited investors a total of 47,258,539 shares of common stock for $161,467, all of which were issued at various prices between $0.0001 and $0.005 per share.  During June of 2014, the Company amended its articles of incorporation by reauthorized an additional 550,000,000 shares of common stock at par value of $0.0001.  As of July 31, 2014, the Company has a total of 750,000,000 shares authorized and 217,803,607 shares issued and outstanding.

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

 As of June 9, 2014, the Company received its new stock symbol from FINRA, symbol: MVES.

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2014

Note 8 - Stockholders' Deficiency (continued)

Stock Issued for Services (continued)

During the nine month period ended July, 2014, the Company issued 6,000,000 shares of common stock for services.

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

Note 9- Common Stock Options

No options or warrants were outstanding at July 31, 2014 and October 31, 2013.

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

 In August 2006 and February 2007, Mr. Venters made non-interest bearing unsecured loans to the Company in the amounts of $25,000 and $5,000, respectively. In April 2007, the Company repaid the $5,000 loan ; in addition to the repayment of $5,000 loan, the Company also issued 500,000 if its $0.0001 par value common stock in exchange for the $25,000 loan and accrued wages.  These shares were valued at $0.052 per shares. Additionally, in August 2007, he acquired 1,000,000 shares of common stock, which were valued at $0.04 per share, in exchange for $40,000 of accrued unpaid salary. As of July 31, 201 4 and October 31, 2013, Mr. Venters was owed approximately $ 851,112 and $ 733,216 for accrued wages, respectively.

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

 Results of Operation

Nine months ended July 31, 2014 compared with three months ended July 31, 2013.

Revenue

The Company had revenues for the nine months ended July 31, 2014 of $16,486 compared to none July 31, 2013.

Expenses

For the nine month period ended July 31, 2014 and 2013 general and administrative expenses increased $37,061 from $174,699 to $211,760, respectively.

Other

For the nine months ended July 31, 2014 and 2013, the Company reported interest expense of $0 and $27,348, respectively.

Nine months ended July 31, 2014 compared with nine months ended July 31, 2013.

Revenue

The Company had revenues for the three months ended July 31, 2014 of $9,164 and none July 31, 2013.

Expenses

General and administrative expenses increased $19,930 from $59,930 to $79,860 for the three months ended July 31, 2014, as compared to the same period in 2013.

Other

For the three months ended July 31, 2014 and 2013, the Company reported interest expense of $0 and $9,116, respectively.

Liquidity and Capital Resources

As of July 31, 2014 the Company had net assets of $280 as against total liabilities of $2,211,712.  The Company has an accumulated deficit of approximately $9.42 million as of July 31, 2014, has limited cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company.  The Company believes that actions it is presently being taking to revise its operating and financial requirements in order to provide itself with the opportunity to continue as a going concern.

Item  3 .  Quantitative and Qualitative Disclosures About Market Risk

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

Management assessed the effectiveness of the Company’s Internal Control over financial reporting as of July 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in this Internal Control-Integrated Framework.

Based on our assessment, we believe that, as of July 31, 2014 our internal control over financial reporting was not effective.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2014.  Based on their evaluation, our chief executive officer and chief financial officer have concluded that, as of July 31, 2014, our disclosure controls and procedures were not effective.

 (b)            Changes in internal controls.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the six month period ended July 31, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Item 3.     Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

The Company does not have any other material information to report with respect to the three and six month periods ended July 31, 2014.

Item 6.  Exhibits and Reports on Form 8-K

(a)                  Exhibits

                33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of  2002

33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended July 31, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE MOVIE STUDIO, INC.

Date:  December 3, 2014

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

Dated:  December 3, 2014

/s/ Gordon Scott Venters

Gordon Scott Venters

Chief Executive Officer

Chief Accounting Officer

                                                                    20

EXHIBIT 33.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Quarterly Report of The Movie Studio, Inc. (the “Company”) on Form 10-Q for the period ending July 31, 2014, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gordon Scott Venters, Chief Executive Officer and Chief Accounting Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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

Dated:  December 3, 2014

                                                                       21