Form 10-K
period 2014-10-31
MOVIE STUDIO, INC.
filed 2015-03-27
CIK 1109067

  ______________________________________________________________________________________________

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

N/A

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

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 4, 2015, was $731,600.

Number of shares of our common stock outstanding as of February 4, 2015 is 236,000,000

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

The distributor must also ensure that enough film prints are struck to service all contracted exhibitors on the contract-based opening day, ensure their physical delivery to the theater by the opening day, monitor exhibitors to make sure the film is in fact shown in the particular theatre with the minimum number of seats and show times, and ensure the prints' return to the distributor's office or other storage resource also on the contract-based return date. In practical terms, this includes the physical production of film prints and their shipping around the world (a process that is beginning to be replaced by digital distribution) as well as the creation of posters, newspaper and magazine advertisements, television commercials, trailers, and other types of ads.

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

The Company had limited cash deposits. Based on the Company’s expectations as to future performance, the Company considers these resources and existing and anticipated credit facilities, to be inadequate to meet the Company’s anticipated cash and working capital needs at least through January 31, 2015. The Company, however, expects to be able to raise capital to fund the Company’s operations, current and future acquisitions and investment in new program development. The Company may also need to raise additional capital to fund expansion of the Company’s business by way of one or more strategic acquisitions. Unless the Company’s results improve significantly, it is doubtful that the Company will be able to obtain additional capital for any purpose if and when the Company needs it.

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

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Results of Operations for the years ended October 31, 2014 and 2013

The following tables sets forth a summary of financial highlights for the years ended October 31:

	Year Ended
	October 31,			%
	2014	2013	Change	Change
Statement of operations data:	2014	2013	Changes	%

Sales	$ 31,679	$ 295,824	$ (264,145)	-

Expenses	337,862	444,608	(106,746)	-24%

Net loss	(306,183)	(148,784)	(157,399)	(14%)

Net loss per share	$ (0.001)	$ (0.001)

For the years ended October 31, 2014 and 2013, we reported a net loss of $306,183 and $148,784, respectively, an increase in net loss of $157,399. The increase in net loss is primarily attributable to a decrease in revenue of $264,145, partially offset by a decrease in total expenses of $106,746.

For the years ended October 31, 2014 and 2013, we reported revenues of $31,679 and $295,824, respectively.

Total expenses for the years ended October 31, 2014 and 2013 were $335,951 and $444,608, respectively, a decrease of $106,746, or 24%.  This decrease is primarily attributable of a decrease of $106,746 in selling and general administrative expenses.

Interest expense decreased $39,644 for the year ended October 31, 2014 to $0 from the $39,644 reported for the prior fiscal year. This decrease results from an overall elimination of debt obligations during the year ended October 31, 2014.

Liquidity and Capital Resources

For the year ended October 31, 2014, we used $279,159 for operating activities, as compared to $404,944 used for operations for the year ended October 31, 2013.

Historically, we have financed our business primarily from the receipt of cash from financing activities.  During the year ended October 31, 2014, we received proceeds of $198,667 from the issuance of common stock and $0 from any related party loans made to the Company.

At October 31, 2014, we reported total liabilities of $2,273,833, all of which is current and due within one year.  The liability total consists of loans payable to an entity owned by a shareholder and officer of the Company, of $1,371,463. This entity assumed the debt due to Dr. Terry for an equity interest in the entity owned by the shareholder and officer.  The Company was also indebted to its president and CEO in the amount of $902,370; $831,888 of this amount represented unpaid wages and the balance of $70,482 represents funds he advanced to the Company for working capital purposes.

At October 31, 2013, we reported total liabilities of $2,587,676, all of which was current and due within one year.  The liability total consists of loans payable to an entity owned by a shareholder and officer of the Company, of $1,371,463. This entity assumed the debt due to Dr. Terry for an equity interest in the entity owned by the shareholder and officer.  The Company was also indebted to its president and CEO in the amount of $803,698 representing unpaid wages and funds he advanced to the Company for working capital purposes.

The Company has been delinquent in its payment of payroll taxes for the periods of December 2005; March, June and September of 2006 in the amount of $412,500.  During February of 2013, the Internal Revenue Service deemed the unpaid balance as “Uncollectible” allowing the Company to write-off the obligations, however, the President of the Company was issued a Levy on his Wages, Salary, and Other Income personally in the amount of $93,457 owed to and for the Trust Fund Management Penalty.  Any payroll tax obligations for the calendar years since 2007, 2008, 2009, 2010, 2011, 2012 and 2013 that have been incurred have been paid as required.  There were no payroll taxes incurred for any of the three quarters then ended October 31st, of 2014.

Capital Expenditures

Our requirements for capital expenditures should not exceed $10,000 for year ended October 31, 2014.

Inflation

We believe that inflation has not had a material effect on our operations during 2014 and 2013.

Off-balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2014 and 2013.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, though early adoption is permitted as is a retrospective application. We do not anticipate that the adoption of this standard will have a material effect on the Company’s results of operations, financial position or cash flows.

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

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.	FINANCIAL STATEMENTS

Our financial statements, together with the report of auditors, are as follows

CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2014 and 2013	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31,	F-3
2014 AND 2013

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE	F-4
YEARS ENDED OCTOBER 31, 2014 AND 2013

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED OCTOBER 31,	F-5
2014 AND 2013

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-6 - F-12

TERRY L. JOHNSON, CPA

406 Greyford Lane

Casselberry, Florida 32707

Phone 407-721-4753

Fax/Voice Message 866-813-3428

E-mail cpatlj@yahoo.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

The Movie Studio, Inc.,

I have audited the accompanying balance sheets of The Movie Studio, Inc. as of October 31, 2014 and 2013 and the statements of operations, stockholders’ equity, and cash flows for the years ended October 31, 2014 and 2013.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

Opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Movie Studio, Inc. as of October 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended October 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States.

Emphasis of Matter

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

March 20, 2015

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Balance Sheets

			October 31,

			2014	2013

Assets

	Current assets

	Cash		$ 1,360	$ 8,012

		Total current assets	1,360	8,012

	Property and equipment, net		-	1,911
	Acquired amortizable intangible assets		-	280

		Total assets	$ 1,360	$ 10,203

Liabilities and stockholders' deficiency

	Current liabilities

	Payroll taxes payable		-	412,515
	Loans payable - related party		$ 902,370	803,698
	Loan from VCP		1,371,463	1,371,463

		Total current liabilities	2,273,833	2,587,676

		Total liabilities	2,273,833	2,587,676

Stockholders' deficiency

	Preferred stock, Series B convertible ($.0001 par value)
	5,750,000 authorized, issued and outstaning at October 31, 2014
	and October 31, 2013, respectively		575	575

	Common stock,( $.0001 par value); 750,000,000 shares
	authorized, 236,000,000 and 170,545,068 shares issued and
	outstanding at October 31, 2014 and October 31, 2013, respectively		23,600	17,055

	Additional paid in capital		7,063,369	6,871,247

	Accumulated deficit		(9,360,017)	(9,466,350)

		Total stockholders' deficiency	(2,272,473)	(2,577,473)

		Total liabilities and stockholders' deficiency	$ 1,360	$ 10,203

The accompanying footnotes are an integral part of these financial statements.

F-2

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Operations

		Year Ended October 31,
		2014	2013

Revenue		$ 31,679	$ 295,824

Expenses:

	Selling, general and administrative expenses	337,861	404,944
	Interest expense	-	39,664

	Total expenses	337,861	444,608

Net loss before income taxes		(306,182)	(148,784)

	Income taxes	-	-

Net loss		$ (306,182)	$ (148,784)

Basic and diluted loss per share		(0.002)	(0.001)

	Weighted average number of common
	shares outstanding, basic and fully diluted	203,272,534	133,232,022

The accompanying footnotes are an integral part of these financial statements.

F-3

(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Changes in Stockholders Deficiency

								Additional			Total
	Common Stock			Preferred Stock				Paid-In	Accumlated		Stockholders'
	Shares	Amount		Shares		Amount		Capital	Deficit		Deficiency

Balance, October 31, 2011	102,355,260	$ 10,236	-	5,750,000	-	$ 575	-	$ 6,822,066	$ (9,145,247)	$ -	$ (2,312,370)
Net Loss									-		-
Balance, October 31, 2012	102,355,260	10,236		5,750,000		575		6,822,066	(9,145,247)		(2,312,370)
Common Stock issued for cash	68,189,808	6,819						49,181			56,000
Net Loss									-		-

Balance, October 31, 2013	170,545,068	17,055		5,750,000		575		6,871,247	(9,145,247)		(2,256,370)
Common Stock issued for cash	65,454,932	6,545						192,122			198,667

Write-off Payroll Tax Payable									412,515		412,515
Net Loss									(306,182)		(306,182)

Balance, October 31, 2014	236,000,000	23,600		5,750,000		575		7,063,369	(9,038,914)		(1,951,370)

THE MOVIE STUDIO, INC.
(FORMERLY DESTINATION TELEVISION, INC.)
Consolidated Statements of Cash Flows

	Year Ended

	October 31,

	2014	2013

Cash flows from operating activities:

Net loss	$ (306,182)	$ (148,784)

Adjustment to reconcile net loss to net
net cash used by operating activities:

Depreciation and amortization	2,191	2,408

Changes in operating assets and liabilities:
Increase in amount due to GSV	98,673
Decrease in payables and accrued expenses	-	35,331
Increase in payroll taxes payable	-	39,664

Net cash used in operating activities	(205,318)	(71,381)

Cash flows from investing activities	-	-

Cash flows from financing activities

		-
Proceeds from issuance of common stock	198,667	56,000
Proceeds from related party loan to the company	-	23,374
Net cash provided by investing activities	198,667	79,374

Net incresase(decrease) in cash	(6,651)	7,993
Cash, beginning of period	8,012	19

Cash, end of period	$ 1,361	$ 8,012

The accompanying footnotes are an integral part of these financial statements.

F-5

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

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

Long-Lived Assets

In accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360 Property, Plant, and Equipment, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. There were no impairment charges during the years ended October 31, 2014 and 2013.

Fair Value of Financial Instruments

The fair values of the Company’s assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, Financial Instruments, approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at October 31, 2014 and 2013.

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

OCTOBER 31, 2014

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

OCTOBER 31, 2014

Note 2 – Summary of significant Accounting Policies (continued)

Stock-Based Compensation (continued)

Nonemployee awards

The fair value of equity instruments issued to a nonemployee is measured by using the stock price and other measurement assumptions as of the date of either: (i) a commitment for performance by the nonemployee has been reached; or (ii) the counterparty’s performance is complete.  Expenses related to nonemployee awards are generally recognized in the same period as the Company incurs the related liability for goods and services received.  The Company recorded stock compensation expense of approximately $1,200 issuing 12,000,000 shares at par value $0.0001; and $-0- during the years ended October 31, 2014 and October 31, 2014 for  consulting services, respectively.

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

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. The Company will be required to adopt this new standard on a prospective basis in the first interim reporting period of fiscal 2015, though early adoption is permitted as is a retrospective application. We do not anticipate that the adoption of this standard will have a material effect on the Company’s results of operations, financial position or cash flows.

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

OCTOBER 31, 2014

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

Several conditions cast doubt about the Company’s ability to continue as a going concern.   The Company has an accumulated deficit of approximately $9,360,017 as of October 31, 2014, has no cash available for payment of operating expenses, no source of revenue, and requires additional financing in order to finance its business activities on ongoing basis. The Company’s future capital requirements will depend on numerous factors, including but not limited to continued progress in the pursuit of business opportunities.  The Company is actively pursuing alternative financing and has discussions with various third parties, although no firm commitments have been obtained.  In the interim, the principal shareholder has committed to meeting any operating expenses incurred by the Company. The Company believes that actions it is presently taking to revise its operating and financial requirements provide it with the opportunity to continue as a going concern.

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

OCTOBER 31, 2014

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

Expected annual amortization expense related to amortizable intangible assets is as follows:

As of October 31, 2014	$ 280

Note 5 - Income Taxes

The Company has approximately $9,360,017 million in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2033. The Company has adopted FASB ASC Topic 740, “Income Taxes,” which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. The Company's management determined that it was more likely than not that the Company's net operating loss carry-forwards would not be utilized; therefore, a valuation allowance against the related deferred tax asset has been established.

A summary of the deferred tax asset presented on the accompanying balance sheets represents the amount of preserved carryover losses due to changes in the US Tax Code from the five year carryover rule for accumulated Net Operating Losses to twenty years IRC§1179,  is as follows:

	October 31,
	2014	2013
Deferred tax asset:
Net operating loss carryforwards	$ 3,997,182	$ 3,692,000
Deferred tax asset	3,997,182	3,692,000

Less: Valuation allowance	(3,997,182)	(3,692,000)
Net deferred tax asset	$ -	$ -

	October 31,
	2014	2013
Statutory federal income tax expense	(34)%	(34)%
State and local income tax	(5)	(5)
(net of federal benefits)
Other temporary differences	-	-
Valuation allowance	39	39

	-%	-%

The Company has taken a full valuation allowance against the deferred asset attributable to the NOL carryovers of approximately $3,998,182 and $3,692,000 at October 31, 2014 and 2013, respectively, due to the uncertainty of realizing the future tax benefits.

F-10 THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

Note 6 – Commitments

Facilities

The Company leased from a stockholder, Dr. H. K. Terry, pursuant to an oral agreement on a month-to-month basis, an 8,500 square foot building in Fort Lauderdale, Florida, which serves as its administrative offices and computer operations center. The rent is $4,500 per month and the Company is responsible for utilities. Rent expense was $54,000 for each of the years ended October 31, 2014 and October 31, 2013.

As of November 1st 2014, the Movie Studio, Inc. moved its production facility without executing a lease agreement or rent agreement to a new 17,000 square foot studio in Hollywood Florida with administrative office space, food court, and 5,000 square foot sound, green screen stage, stage 2 edit suites and two audio suites and voice over booth.  Its new business address is 2040 Sherman Street Hollywood, Florida 33020.

Employment Agreements

Gordon Scott Venters is employed as the Company's president and chief executive officer pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the board of directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 months in the event of a change of control or termination without cause, or if the employee terminates for good reason. As of October 31, 2014 and 2013, the Company owed  Mr. Venters $902,370 (unpaid wages of $831,888; advances of $70,482) and $803,698 (unpaid wages of $733,216; advances of $70,482), respectively, for unpaid wages and advances he made to the Company.  He has agreed to convert the $733,216 due him for unpaid wages, under terms of his employment agreement, and the $70,482 due him for advances he has made to the Company in exchange for the issuance to him of 25million shares of the Company’s common shares, which will have one to one voting rights.  This conversion transaction will be completed within the next twelve months.

Note 7 - Payroll Taxes Payable

The Company has been delinquent in its payment of payroll taxes for the periods of December 2005; March, June and September of 2006 in the amount of $412,500.  During February of 2013, the Internal Revenue Service deemed the unpaid balance as “Uncollectible” and the President of the Company was issued a Levy on Wages, Salary, and Other Income personally in the amount of $93,457 owed to and for the Trust Fund Management Penalty.  Payroll tax obligations for the calendar years since 2007, 2008, 2009, 2010, 2011, 2012 and 2013 that have been incurred have paid as required.  There were no payroll taxes incurred for the three quarters then ended October 31, 2014.

Note 8 - Notes Payable

At March 31, 2011, the Company owed Dr. K. Terry, a related party shareholder, a total of $1,371,463, which represented $436,500 for accrued rent, $705,000 for convertible notes, and $229,963 for accrued interest against the convertible notes.  On April 1, 2011, the total due Dr. Terry of $1,371,463 was purchased by Ventures Capital Partners, LLC, another related party, which provided Dr.Terry an equity interest in Ventures Capital Partners, LLC.

Note 9 - Stockholders' Deficiency

Common Stock

Stock Issued for Cash

During June of 2014, the Company amended its articles of incorporation and reauthorized an additional 550,000,000 shares of common stock at par value of $0.0001.  As of July 31, 2014, the Company has a total of 750,000,000 shares authorized and as of October 31, 2014 and 2013 had 236,000,000 and 170,545,068 shares issued and outstanding.  During year ended October 31, 2014, the Company issued to accredited investors a total of 57,634,932 shares of common stock for $0.0008 per share for a total of $197,467. None of the above shares have been registered

THE MOVIE STUDIO, INC.

(FORMERLY DESTINATION TELEVISION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

under the Securities Act of 1933, as amended, and therefore, may not be transferred in the absence of an exemption from registration under such laws and will be considered "restricted securities" as that term is defined in Rule 144 adopted under the Securities Act, and may be sold only in compliance with the resale provisions set forth therein.

Note 9 - Stockholders' Deficiency (continued)

Preferred Stock

Series B Preferred Stock

The Series B preferred stock is identical in all aspects to the common stock, including the right to receive dividends, except that each share of Series B Preferred Stock has voting rights equivalent to four times the number of shares of Common Stock into which it could be converted. As of October 31, 2014 and 2013, there were 5,750,000 shares of Series B preferred stock outstanding. Each share of Series B preferred stock is convertible into one share of common stock.

Note 10- Common Stock Options

No options or warrants were outstanding at October 31, 2014 and October 31, 2013.

Note 11 – Litigation

As of October 31, 2014, the Company was not a party to any existing or threatened litigation.

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

Note 13 – Subsequent Events

On January 5, 2015 the Company issued a Private Placement Memorandum for The Movie Studio, Inc.’s 175,000,000 shares offered at $.003 per share totaling $525,000 with a minimum investment of $25,000 for 8,333,333 shares.  The Company is conducting a 506(b) exempted offering to sell 175,000,000 shares having a par value of $.0001 per share at the discounted price of $.003 per share, offered on a “best efforts” basis to accredited investors only.  The funds will be used to acquire the Company’s first film library.

On January 7, 2015 the Company signed a Letter of Intent with Seven Arts Entertainment Inc. (now known as Wireless Connection Inc.) a Pink Sheet Company having symbol: SAPX, a diversified company with motion picture production assets and wireless communications to acquire a movie library of twelve titles.  Under the terms of the LOI, The Movie Studio Inc. agrees to acquire the film library for cash and stock from a lender Seven Arts Entertainment Inc. assigned them to.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

                                ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Terry Johnson, C.P.A., P.A.  We do not presently intend to change accountants.  At no time have there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

As of October 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective.

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

The directors and officers as of October 31, 2014, are set forth below.  The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors.  The officers serve at the will of our Board of Directors.

Name	Age	First Year as Director	Position
Gordon Scott Venters	53	1993	CEO/Director

 BUSINESS EXPERIENCE

Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Gordon Scott Venters, Chief Executive Officer and Chairman of the Board

Gordon Scott Venters has been president and chief executive officer and a director of The Movie Studio FKA Destination, Television, Inc. for the last ten months and a director of Destination Television since 1996.  During that time he has executive produced, produced, written and directed Exposure starring Corey Feldman ready for worldwide released in the first quarter of 2013 the first of the four picture franchise.  He has also served as a member of our board of directors from March 1994 to May 1995. Prior to joining Destination Television, Inc., Mr. Venters was engaged in the entertainment industry, including the financing, management and production of films, videos and recordings. From May 1995 until December 1996, he served as president and director of Quantum Entertainment, Company in Los Angeles. From 1990 to 1993, Mr. Venters served as president and chief executive officer of Flash Entertainment, Inc., an independent feature film company and predecessor of our company, during which time he was the executive producer of no More Dirty Deals and five music videos. He had previously been the executive producer of two full length feature films, Shakma & Shoot. Mr. Venters, has also been a financial advisor and a registered stockbroker with FD.D. Roberts Securities and Prudential Bache Securities, Inc.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

To date, we have not filed Form 5 for the year ended October 31, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Gordon Scott Venters is employed as the Company's president and chief executive officer, pursuant to an employment agreement, effective November 1, 2007. The three-year employment agreement, which extended a previous agreement, provides for an annual salary of $161,662; annual increases of a minimum of 5%; and participation in incentive or bonus plans at the discretion of the board of directors. The agreement additionally provides for certain confidentiality and non-competition provisions and a minimum payment of 18 month salary in the event of a change of control or termination without cause, or if the employee terminates for good reason.  As of October 31, 2014 and 2013, the Company owed  Mr. Venters $902,370 (unpaid wages of $831,888; advances of $70,482) and $803,698 (unpaid wages of $733,216; advances of $70,482), respectively, for unpaid wages and advances he made to the Company.  He has agreed to convert the $733,216 due him for unpaid wages, under terms of his employment agreement, and the $70,482 due him for advances he has made to the Company in exchange for the issuance to him of 25million shares of the Company’s common shares, which will have one to one voting rights.  This conversion transaction will be completed within the next twelve months.

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

Audit Fees

For the Company's fiscal year ended October 31, 2014, we were billed and paid $4,000.  The audit fees were for professional services rendered for the audit of our financial statements, respectively.

Tax Fees

For the Company's fiscal year ended October 31, 2014, we were billed and paid $0 for  professional services rendered for tax compliance, tax advice, and tax planning, as well as for legal services.

All Other Fees

The Company incurred other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2014 in the amount of $5,500 was billed and paid $1,500.

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

THE MOVIE STUDIO, INC. F/K/A DESTINATION TELEVISION, INC.

By:  /s/  Gordon Scott Venters

_______________________________________________________________________________________________

Gordon Scott Venters

President, Chief Executive Officer,

and Director

Dated:   February 6, 2015

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/  Gordon Scott Venters

_______________________________________________________________________________________________

President, Chief Executive Officer,

Director

Dated:   March 6, 2015

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

Dated: February 6, 2015

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

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

AND CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Yearly Report On Form 10-K of The Movie Studio, Inc. F/K/A Destination Television, Inc. for the Year Ended October 31, 2013 I, Gordon Scott Venters, chief executive officer and chief financial officer of The Movie Studio, Inc. F/K/A Destination Television, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

     1.   Such Yearly Report on Form 10-K for the year ended October 31, 2014 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   The information contained in such Yearly Report on Form 10-K for the year ended October 31, 2014 fairly presents, in all material respects, the financial condition and results of operations of The Movie Studio, Inc. F/K/A Destination Television, Inc.

Dated:  February 6, 2015

THE MOVIE STUDIO, INC. F/K/A DESTINATION TELEVISION, INC.

By: /s/ Gordon Scott Venters

- -------------------------------------

Gordon Scott Venters

Chief Executive Officer and

Chief Financial Officer